Form 10-Q
period 2010-09-30
Varca Ventures, Inc.
filed 2010-10-18
CIK 1490700

+FORM 10-Q FOR PERIOD ENDING SEPTEMBER 30, 2010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-166548

VARCA VENTURES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0658381 (IRS Employer Identification No.)

23 Kincora Grove NW

Calgary, Alberta, Canada T3R OA4

(Address of principal executive offices)

(403) 452-8809

(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes        No   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes    X    No

6,800,000 shares of registrant’s common stock, $0.0001 par value, were outstanding at October 18, 2010. Registrant has no other class of common equity.

Page | 1

      PART I.

    FINANCIAL INFORMATION

     Item 1   Financial Statements.

Varca Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	September 30, 2010 $ (Unaudited)	March 31, 2010 $

ASSETS
Current assets
Cash	28,891	44,142
Total current assets	28,891	44,142
Total assets	28,891	44,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	-	1,389
Total current liabilities	-	1,389
Total liabilities	-	1,389

STOCKHOLDERS’ EQUITY

Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 6,800,000 issued and outstanding	680	680
Additional paid-in capital	49,320	49,320
Deficit accumulated during the exploration stage	(21,109)	(7,247)
Total stockholders’ equity	28,891	42,753

Total liabilities and stockholders’ equity	28,891	44,142

(The accompanying notes are an integral part of these financial statements)

Page | 2

Varca Ventures, Inc.

 (An Exploration Stage Company)

Statements of Operations

 (Unaudited)

	For the Three Months Ended	For the Six Months Ended	Period From January 19, 2010 (inception) to
	September 30, 2010	September 30, 2010	September 30, 2010
	$	$	$
Expenses:
Mineral exploration expenditures	-	-	3,450
General and administrative	2,816	2,746	4,154
Professional fees	6,000	11,116	13,505
Net loss	(8,816)	(13,862)	(21,109)

Net loss per share – basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	6,800,000	6,800,000

(The accompanying notes are an integral part of these financial statements)

Page | 3

Varca Ventures, Inc.

 (An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended September 30, 2010 $	Period From January 19, 2010 (inception) to September 30, 2010 $
Cash flows from operating activities
Net loss	(13,862)	(21,109)
Adjustment to reconcile net cash used in operating activities
Mineral property impairment	-	300

Change in operating assets and liabilities
Accounts payables and accrued liabilities	(1,389)	-

Net cash used in operating activities	(15,251)	(20,809)

Cash flows from investing activities
Mineral property acquisition	-	(300)
Net cash used in investing activities	-	(300)

Cash flows from financing activities
Proceeds from issuance of common stock	-	50,000
Net cash provided by financing activities	-	50,000

Increase (decrease) in cash	(15,251)	28,891

Cash – beginning of period	44,142	-

Cash – end of period	28,891	28,891

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Page | 4

Varca Ventures, Inc.
(An Exploration Stage Company)
Notes to the financial statements
September 30, 2010
(Unaudited)

Note 1: Basis of Presentation

Unaudited Interim consolidated financial statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended March 31, 2010 included in the Company’s Registration Statement filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement Form S-1. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

Note 2:  Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.   The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

Page | 5

Item 2.

Management's Discussion and Analysis of Financial Conditions and Results of Operations.

We are an exploration stage enterprise and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly we must raise cash from sources other than the sale of minerals found on our property. Our only other source of cash at this time is advances from our officer and director and investment by others through loans or sale of our common equity. Our success or failure will be determined by what we find under the ground.

Plan of Operation

About Our Claims and Our Company

We were incorporated on January 19, 2010 in the state of Nevada. Our administrative offices are currently located at the premises of our President who provides such space to us on a rent-free basis at 23 Kincora Grove NW, Calgary, Alberta, Canada T3R 0A4.

We are a mining exploration stage company engaged in the acquisition and exploration of mineral properties. The Company has re-staked a claim on certain property covering 357 hectares (882.6 acres) located in the Similkameen Mining Division of British Columbia, Canada.  The Claim is assigned Tenure Number 833915 and is recorded in the name of Iqbal Boga. The Claim is in good standing to September 19, 2011. This property consists of one claim held by Iqbal Boga (the “Trustee”) under Declaration of Trust dated February 2, 2010 in favor of the Company and is located about 140 km east of Vancouver and 23 km east-northeast of Hope, south central British Columbia.  We refer to this claim as the “Property” or the “Claim”. We are presently in the exploration stage at the Property.

There is no assurance that a commercially viable mineral deposit exists on our claim. We do not have any current plans to acquire interests in additional mineral properties, although we may consider such acquisitions in the future.

Exploration Plan

We retained the services of Brian Simmons, P. Eng., a professional mining engineer, to complete an evaluation of the Claim and to prepare a geology report on the Claim. Based on his review, Mr. Simmons recommends a two-phase program of exploration on the U.S. Rambler Showing.

Mineral property exploration is typically conducted in phases. We have not yet commenced the initial phase of exploration on the Property; however, our engineer recommends the exploration work based on the results from the most recent phase of technical and area review. Once we have completed each phase of exploration and analyzed the results, we will make a decision as to whether we will proceed with each successive phase. Our President will make this decision based upon the recommendations of Brian Simmons. Our goal in exploration of the Property is to ascertain whether it possesses economic quantities of polymetallic veins. We cannot assure you that any economical mineral deposits exist in the U.S. Rambler Project until appropriate exploration work is completed. Even if we complete our proposed exploration program on the U. S. Rambler Project and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

The first phase of exploration would consist of geological mapping and sampling. Geological mapping involves plotting previous exploration data relating to a property area on a map in order to determine the best property locations to conduct subsequent exploration work. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization. Geological mapping consist of our consulting geologist and his assistant completing a detailed mapping, gathering soil samples from property areas with the most potential to host economically significant mineralization based on past exploration results. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content.

Page | 6

We intend to have Mr. Simmons oversee the exploration program. We intend to commence the phase one program in July 2011 (due to the oncoming weather condition which starts in early October) and expect that the program will take about one month to complete.

The first phase is estimated to cost $23,000(Cdn) (or approximately $22,400 USD) as described below.

After the completion of the exploration program, we will have our consulting geologist prepare a report discussing the results and conclusions of the program.  We will also ask him to provide us with a recommendation for additional exploration work on our property, which may include a soil geochemical survey. Subject to financing, we expect to commence the second phase of exploration on the Property in the fall of 2012.

Results of Operations

We did not earn any revenues for the three months ended September 30, 2010 and from inception on January 19, 2010 to September 30, 2010. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $8,816 for the three months ended September 30, 2010, which mainly comprises of professional fees totaling $6,000 and general and administrative expenses totaling $2,816

For the six months ended September 30, 2010, we have incurred a total operating expense in the amount of $13,862 which mainly comprises of professional fees totaling $11,116 and general and administrative expenses totaling $2,746.

We incurred total operating expenses in the amount of $21,109 from inception on January 19, 2010 through September 30, 2010.  These operating expenses comprised of professional fees totaling $13,505, general administrative expenses totaling $4,154 and mineral exploration totaling $3,450.

The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.

Liquidity and Capital Resources

As at September 30, 2010, we had a cash balance of $28,891.

We do not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

When additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase One or Phase Two. In the absence of such financing, our business will fail.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

  our ability to raise additional funding;

  the results of our proposed exploration programs on the mineral property; and

  our ability to find joint venture partners for the development of our property interests

Page | 7

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program, and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Going Concern Consideration

 The report of our independent registered accounting firm for the period ended March 31, 2010 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2011.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Factors” section of our March 31, 2010 Form S-1, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Qualitative and Quantitative Disclosure about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

 Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

Controls and Procedures over Financial Reporting

Additionally, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Page | 8

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Default Upon Senior Securities.

None.

Item 4.

Removed and Reserved.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

a.

Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation*
3.2*	Bylaws*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VARCA VENTURES, INC.

Date: October 18, 2010

By: /s/ Nadeem Lila

Nadeem Lila
Principal Executive Officer
Principal Financial Officer and Director

Page | 9