Form 10-Q
period 2010-12-31
Varca Ventures, Inc.
filed 2011-01-25
CIK 1490700

+FORM 10-Q FOR PERIOD ENDING DECEMBER 31, 2010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

                Yes    X    No

6,800,000 shares of registrant’s common stock, $0.0001 par value, were outstanding at January 21, 2011. Registrant has no other class of common equity.

Page | 1

      PART I.

         FINANCIAL INFORMATION

Item 1            Financial Statements.

It is the opinion of management that the interim financial statements for the three months and nine months ended December 31, 2010 includes all adjustments necessary in order to ensure that the interim unaudited financial statements are not misleading. Our interim unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Varca Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	December 31, 2010 $ (Unaudited)	March 31, 2010 $

ASSETS
Current assets
Cash	26,334	44,142
Total current assets	26,334	44,142
Total assets	26,334	44,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	-	1,389
Total current liabilities	-	1,389
Total liabilities	-	1,389

STOCKHOLDERS’ EQUITY

Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 6,800,000 issued and outstanding	680	680
Additional paid-in capital	49,320	49,320
Deficit accumulated during the exploration stage	(23,666)	(7,247)
Total stockholders’ equity	26,334	42,753

Total liabilities and stockholders’ equity	26,334	44,142

(The accompanying notes are an integral part of these financial statements)

Page | 2

Varca Ventures, Inc.

 (An Exploration Stage Company)

Statements of Operations

 (Unaudited)

	For the Three Months Ended	For the Nine Months Ended	Period From January 19, 2010 (inception) to
	December 31, 2010	December 31, 2010	December 31, 2010
	$	$	$
Expenses:
Mineral exploration expenditures	-	-	3,450
General and administrative	1,357	4,103	5,511
Professional fees	1,200	12,316	14,705
Net loss	(2,557)	(16,419)	(23,666)

Net loss per share – basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	6,800,000	6,800,000

(The accompanying notes are an integral part of these financial statements)

Page | 3

Varca Ventures, Inc.

 (An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended December 31, 2010 $	Period From January 19, 2010 (inception) to December 31, 2010 $
Cash flows from operating activities
Net loss	(16,419)	(23,666)
Adjustment to reconcile net cash used in operating activities
Mineral property impairment	-	300

Change in operating assets and liabilities
Accounts payables and accrued liabilities	(1,389)	-

Net cash used in operating activities	(17,808)	(23,366)

Cash flows from investing activities
Mineral property acquisition	-	(300)
Net cash used in investing activities	-	(300)

Cash flows from financing activities
Proceeds from issuance of common stock	-	50,000
Net cash provided by financing activities	-	50,000

Increase (decrease) in cash	(17,808)	26,334

Cash – beginning of period	44,142	-

Cash – end of period	26,334	26,334

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Page | 4

Varca Ventures, Inc.
(An Exploration Stage Company)
Notes to the financial statements
December 31, 2010
(Unaudited)

Note 1: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended March 31, 2010 included in the Company’s Registration Statement filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement Form S-1. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011.

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

Page | 5

Item 2.

Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (January 19, 2010) to December 31, 2010 and the nine months ended December 31, 2010, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

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

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain minerals for the purpose of discovering the presence of such minerals, if any, and its extent.  There is no assurance that commercially viable minerals exist on the property underlying our British Columbia Claim, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. To date, we have not discovered an economically viable reserve on the property underlying our interests, and there is no assurance that we will discover one.

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

Page | 6

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

Results of Operations

We did not earn any revenues for the three months ended December 31, 2010 and from inception on January 19, 2010 to December 31, 2010. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $2,557 for the three months ended December 31, 2010, which mainly comprises of professional fees totaling $1,200 and general and administrative expenses totaling $1,357.

For the nine months ended December 31, 2010, we have incurred a total operating expense in the amount of $16,419 which mainly comprises of professional fees totaling $12,316 and general and administrative expenses totaling $4,103.

We incurred total operating expenses in the amount of $23,666 from inception on January 19, 2010 through December 31, 2010.  These operating expenses comprised of professional fees totaling $14,705, general administrative expenses totaling $5,511 and mineral exploration totaling $3,450.

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

Liquidity and Capital Resources

As at December 31, 2010, we had a cash balance of $26,334.

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

Page | 7

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

Date: January 21, 2011

By: /s/ Nadeem Lila

Nadeem Lila
Principal Executive Officer
Principal Financial Officer and Director

Page | 9