Form 10-K
period 2011-03-31
Varca Ventures, Inc.
filed 2011-04-27
CIK 1490700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2011

Or

           ☐        TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-166548

VARCA VENTURES, INC.

 (Exact Name of Small Business Issuer as specified in its charter)

Nevada	98-0658381
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

23 Kinora Grove NW

Calgary, Alberta, Canada T3R 0A4

 (Address of principal executive offices)

403-452-8809

 (Registrant’s telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act

              Yes [   ]   No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act

              Yes [   ]   No [X].
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. [X ] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [ x ] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 2,800,000 common shares at $0.02* = $56,000. (* - last price at which the Corporation offered stock for sale under its S-1 registration statement. For purposes of this computation, our sole director and executive officer of the registrant is considered to be affiliates of the registrant. As of April 26, 2011, no bid or asked prices are available. Registrant was approved for trading on the OTCBB on June 28, 2010.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.6,800,000 common shares issued and outstanding as of April 26, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

TABLE OF CONTENTS

PART 1
Item 1	Description of Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Removed and reserved
Part II
Item 5	Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosure of Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A(T)	Controls and Procedures
Item 9B	Other Information
PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
PART IV
Item 14	Principal Accountant Fees and Services
Part 15	Exhibits, Financial Statements and Schedules

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The cautions outlined made in this statement and elsewhere in this document should not be construed as complete or exhaustive.  In many cases, we cannot predict factors which could cause results to differ materially from those indicated by the forward-looking statements.  Additionally, many items or factors that could cause actual results to differ materially from forward-looking statements are beyond our ability to control.  The Company will not undertake an obligation to further update or change any forward-looking statement, whether as a result of new information, future developments, or otherwise.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to common shares refer to common shares in our capital stock.

In this prospectus, “Varca”, “the Company,” “we,” “us,” and “our,” refer to Varca Ventures, Inc., unless the context otherwise requires. Unless otherwise indicated, the term “fiscal year” refers to our fiscal year ending March 31. Unless otherwise indicated, the term “common stock” refers to shares of the Company’s common stock, par value $0.0001 per share.

PART I

Item 1.  Business.

Overview

VARCA VENTURES, INC. was incorporated under the laws of the state of Nevada on January 19, 2010.  The Company’s principal offices are located at 23 Kincora Grove NW, Calgary, Alberta, Canada T3R. Our email address is Varca123@gmail.com

The Company is a mining exploration stage company engaged in the acquisition and exploration of mineral properties. The Company has staked a claim on certain property covering 357 hectares (882.6 acres) called Sewell 1 Property located in the Similkameen Mining Division of British Columbia, Canada.  This property consists of one claim held by Iqbal Boga (the “Trustee”) under Declaration of Trust dated February 2, 2010 in favor of the Company and is located about 140 km east of Vancouver and 23 km east-northeast of Hope, south central British Columbia.  We refer to this claim as the “Property” or the “Claim” throughout this Prospectus.  We paid $300 for the cost of acquiring the mining claim. We are presently in the exploration stage at the Property.  We have not generated revenue from mining operations.

To date, we have purchased the Claim and completed a technical report on the Claim. We have not yet commenced any exploration activities on the Claim other than completing a technical report at a cost of $3,150. We plan to explore for minerals on the Property. The Property may not contain any mineral reserves and funds that we spend on exploration may be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will be required to expend substantial funds to bring our claim to production. Mr. Lila, our sole officer and director, has not personally visited the Property but is relying upon his discussions with the geologist and his recommendations based upon his expertise and experience in mining operations in Western Canada.

 After the effective date of our registration statement filed with the Securities and Exchange Commission on June 28, 2010, we commenced trading on the Over-the-Counter Bulletin Board under the symbol “VCRV”.

 Plan of Operation

About Our  Company

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

The first phase is estimated to cost $23,000(Cdn) (or approximately $24,000 USD) as described below.

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

Since we became a reporting company it is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.

The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains information which we have filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.

Competition

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking metal and mineral based exploration properties throughout the world together with the equipment, labour and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime metal and minerals exploration prospects and then exploit such prospects. Competition for the acquisition of metal and minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable metal and minerals exploration properties will be available for acquisition and development.

Mineral exploration regulations

Our minerals exploration activities  will be, subject to extensive foreign laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain foreign regulations, and may be subject to foreign or federal, state and local laws and regulations, relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.

Minerals exploration operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Minerals exploration operations are subject to foreign, federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, we have not been required to spend any material amount on compliance with environmental regulations.

Research and development activities

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

Employees

We do not employ any persons on a full-time or on a part-time basis.

Item 1A Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

We currently do not own any physical property or own any real property.  Our principal executive office is located at 23 Kinora Grove NW, Calgary, Alberta.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

Item 4.  (REMOVED AND RESERVED)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since June 28, 2010 our shares have been listed for trading on the OTC Electronic Bulletin Board (OTCBB). The symbol is VCRV. There has been no active trading of our securities, and, therefore, no high and low bid pricing.

The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

As of March 31, 2011,  the shareholders' list of our common shares showed 29 registered shareholders holding 6,800,000 shares; there are no shares held by broker-dealers. 4,000,000 shares are owned by our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Our common shares are issued in registered form. Empire Stock Transfer Co., Inc., of 2470 St. Rose Parkway, Henderson, NV 89074 is our stock transfer agent. They can be contacted by telephone at (702) 818-5898 and by facsimile at (702) 974-1444.

Holders

As of March 31, 2011, 6,800,000 shares of common stock were issued and outstanding.  There are 29 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance hereunder.

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended March 31, 2011.

Common stock purchase warrants

There were no common stock purchase warrants outstanding as at March 31, 2011.

Item 6. Selected Financial Data

In addition to reading this section, you should read the financial statements section which contains all detailed financial information including our results of operations.

Statement of Operations Information:

	Year Ended March 31, 2011	Period from January 19, 2010 (Inception) to March 31, 2010	Period from January 19, 2010 (Inception) to March 31, 2011
Revenues	$0	$ 0	$0
Gross profit	0	0	0
Total Operating Expenses	17,639	7,247	24,886
Net income (loss)	(17,639)	(7,247)	(24,886)
Income (loss) per share (basic and diluted)	(0.00)	(0.00)	(0.00)

Balance Sheet Information:

	As of March 31, 2011	As of March 31, 2010
Working capital (deficit)	$25,114	42,753
Total assets	25,114	44,142
Total liabilities	-	1,389
Accumulated Deficit	(24,886)	(7,247)
Stockholders’ equity (deficit)	25,114	42,753

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The summarized financial data set forth in the table above is derived from and should be read in conjunction with our audited financial statements for the period from inception (January 19, 2010) to fiscal year ended March 31, 2011, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The above table sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We are dependent upon obtaining financing to pursue exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations

We did not earn any revenues for the year ended March 31, 2011 and from inception on January 19, 2010 to March 31, 2010

Our net loss for fiscal year ended March 31, 2011 was $17,639 compared to a net loss of $7,247 during fiscal year ended March 31, 2010, an increase on loss of $10,392. The increase in the current year’s spending can be attributed to our Company moving forward with its business plan, namely for the Company to be quoted on the OTCBB. The costs incurred can be further subdivided into the following categories.

Professional fees: We incurred $13,516 in professional fees for the fiscal year ended on March 31, 2011 as compared to $2,389 for the previous fiscal year. This increase can be attributed to our Company moving forward with its business plan, namely for the Company to be quoted on the OTCBB including fees for legal, accounting and filing. From inception to March 31, 2011 we have incurred $15,905 in professional fees mainly spent on legal and accounting matters.

General and administrative expenses: We incurred $4,123 in comparison to $1,408 in the past year. For the period from inception to March 31, 2011, a total of $5,531 has been incurred.

Mineral property costs: We have incurred a total of $3,450 from the inception to March 31, 2011. This category will vary from year to year dependent on the exploration activities of the Company.

Research and development: We have not incurred any expenses for research and development since inception.

Compensation: No compensation costs were incurred since inception.

Income tax provision: As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at March 31, 2011, we had a cash balance of $25,114.

We do not anticipate generating any revenue for the foreseeable future. Other than the shares offered during the year ended March 31, 2011, no other source of capital has been has been identified or sought. If we experience a shortfall in operating capital, our director has verbally agreed to advance the Company to a maximum of $10,000.

When additional funds become required, the additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, our business will fail.

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

The detailed analysis of the risk factors is disclosed our Company’s registration statement Form S-1 as filed with the Securities and Exchange Commission.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above. Accordingly, we will require additional financing in order to continue operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern Consideration

The report of our independent registered public accounting firm raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Indian rupees, any exchange rate change affecting the value of the in Indian rupee relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Indian rupee were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Indian rupee were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

Item 8. Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm issued by  LBB & Associates Ltd., LLP for the audited financial statements for the year ended March 31, 2011 and the periods from January 19, 2010 (inception) through March 31, 2010 and 2011 is included herein immediately preceding the audited financial statements.

Our audited financial statements are included following the signature page to this Form 10K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of March 31, 2011, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2011. As a result of this assessment, management concluded that, as of March 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the director and executive officer of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. The ages, positions held, and duration of terms of sole director and executive officer is as follows

Name	Age	Position
Nadeem Lila	32	President, Secretary/Treasurer, Chief Executive Officer and sole member of the Board of Directors.

The person named above has held his offices/positions since the inception of our Company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Nadeem Lila has been President, Secretary, Treasurer, CEO, and sole Director of the Company since inception.

From January 2000 to July 2001, Mr. Nadeem Lila attended Mount Royal College to study business administration. Nadeem is employed as lead rental agent with Enterprise Rental Inc. and has been employed with Enterprise Rental, Inc. since 1998.  Nadeem has provided investor relation consulting services to various mining companies, including ONA Exploration, International Panorama Resources, and CZM Capital Corp. Mr. Lila does not have any professional training or technical credentials in the exploration, development and operation of mines.  Mr. Lila intends to devote approximately 5 hours a week to our affairs

During the past ten years, Mr. Nadeem Lila has not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mr. Lila was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Lila’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of at least one member, and that our shareholders shall determine the number of directors from time to time. Each director serves for a term that expires until the next annual meeting of shareholders and until his successor shall have been elected and qualified, or until his earlier resignation, removal from office, or death.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our sole Director acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our sole director, who is also our sole executive officer. Thus, there is an inherent conflict of interest.

Significant Employees

 We have no significant employees other than the sole executive officer described above.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

 Stockholder Communications with the Board

 We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Director. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board of Director and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Code of Ethics

We have adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

▪

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

▪

Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

▪

Compliance with applicable governmental laws, rules and regulations;

▪

The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and Accountability for adherence to the Code.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Director does not have a separately designated audit committee or an “audit committee financial expert.” Audit committee functions are performed by our Board of Director. Our sole director is not deemed independent. Our sole director also holds the position as our officer.

An audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

We do not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

General

Since our incorporation on January 19, 2010, we have not compensated and have no arrangements to compensate our sole officer and director Mr. Lila for his services to us as an officer.

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending March 31, 2011 for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Nadeem Lila President, Secretary, Treasurer and Director	2011 2010	- -	- -	- -	- -	- -	- -

Since our incorporation on January 19, 2010, we have not compensated and have no arrangements to compensate our sole officer and director, Mr. Nadeem Lila, for his services to us as an officer and director

Outstanding Equity Awards at 2011 Fiscal Year-End

 We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and director since our inception; accordingly, none were outstanding at March 31, 2011.

 Employment Contracts, Termination of Employment, Change-in-Control Arrangements

 There are currently no employments or other contracts or arrangements with our executive officer. There are no compensation plans or arrangements, including payments to be made by us, with respect to our sole officer or director that would result from the resignation, retirement or any other termination of such person from us. There are no arrangements for our sole director or officer that would result from a change-in-control.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by our Company, with respect to the officers, directors, employees or consultants that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

Our director and executive officer or any associate or affiliate of our company during the last two fiscal years, is not or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On February 4, 2010, 4,000,000 shares of the Company’s common stock were issued to our sole director and officer, Nadeem Lila, in connection with the organization of the Company for aggregate consideration of $4,000.  Mr. Nadeem Lila acquired his shares with the intent to hold the shares for investment purposes and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws.

The certificate issued to Mr. Nadeem Lila contains a restrictive legend with respect to the issuance of securities pursuant to exemptions from registration requirements and the restrictions upon transfer of the securities under the Securities Act.

The following table sets forth information regarding the beneficial ownership of our common stock , as of the date of this report,  for our sole officer and director.  There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name, Address and Title	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Nadeem Lila 203 Kincora Grove NW Calgary, Alberta, Canada President, Treasurer, Secretary and Director	Common	4,000,000	58.82%
All officers & directors as a group consisting of one person	Common	4,000,000	58.82%

(1)	The percentage of class is based on 6,800,000 shares of common stock issued and outstanding as of the date of this prospectus.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.

 Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2011 and for fiscal year ended March 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31 2011	March 31, 2010
Audit Fees	$8,905	$Nil
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$8,905	$Nil

 Audit Fees: The aggregate fees billed by the independent accountants for the last two fiscal years are for professional services for the audit of our annual financial statements and the review of our Form 10-Q and other services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was nil

Tax Fees: During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed above.

All Other Fees: During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed above.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements
(1)	Financial statements for our Company are presented after the signature of this document
(b)	Exhibits
Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
(10)	Others
10.1	Audit Committee charter (1)
10.2	Code Of Business Conduct & Ethics and Compliance (1)
(31)	Section 302 Certification
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARCA VENTURES, INC.
(Registrant)

Date: April 26, 2011

By: /s/ Nadeem Lila

Nadeem Lila
Principal Executive Officer
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VARCA VENTURES, INC.
(Registrant)

Date: April 26, 2011

By: /s/ Nadeem Lila

Nadeem Lila
Principal Executive Officer
Principal Financial Officer and Director

VARCA VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Varca Ventures, Inc.
(An Exploration Stage Company)
Calgary, Alberta, Canada

We have audited the accompanying balance sheets of Varca Ventures, Inc. (the “Company”) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2011 and for the periods from January 19, 2010 (Inception) through March 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Varca Ventures, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended March 31, 2011 and for the periods period from January 19, 2010 (Inception) through March 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

April 25, 2011

Varca Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

March 31, 2011 and 2010

	March 31, 2011 $	March 31, 2010 $

ASSETS
Current assets
Cash	25,114	44,142
Total current assets	25,114	44,142
Total assets	25,114	44,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	-	1,389
Total current liabilities	-	1,389
Total liabilities	-	1,389

STOCKHOLDERS’ EQUITY

Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 6,800,000 issued and outstanding as of March 31, 2011 and 2010 respectively	680	680
Additional paid-in capital	49,320	49,320
Deficit accumulated during the exploration stage	(24,886)	(7,247)
Total stockholders’ equity	25,114	42,753

Total liabilities and stockholders’ equity	25,114	44,142

(The accompanying notes are an integral part of these financial statements)

Varca Ventures, Inc.

 (An Exploration Stage Company)

Statements of Operations

	For the Year Ended March 31, 2011	Period From January 19, 2010 (inception) to March 31, 2010	Period From January 19, 2010 (inception) to March 31, 2011
	$	$	$
Expenses:
Mineral exploration expenditures	-	3,450	3,450
General and administrative	4,123	1,408	5,531
Professional fees	13,516	2,389	15,905
Net loss	(17,639)	(7,247)	(24,886)

Net loss per share – basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	6,800,000	4,478,873

(The accompanying notes are an integral part of these financial statements)

Varca Ventures, Inc.

 (An Exploration Stage Company)

Statements of Cash Flows

	For the Year Ended March 31, 2011 $	Period From January 19, 2010 (inception) to March 31, 2010 $	Period From January 19, 2010 (inception) to March 31, 2011 $
Cash flows from operating activities
Net loss	(17,639)	(7,247)	(24,886)
Adjustment to reconcile net cash used in operating activities
Mineral property impairment	-	300	300
Change in operating assets and liabilities
Accounts payables and accrued liabilities	(1,389)	1,389	-

Net cash used in operating activities	(19,028)	(5,558)	(24,586)

Cash flows from investing activities
Mineral property acquisition	-	(300)	(300)
Net cash used in investing activities	-	(300)	(300)

Cash flows from financing activities
Proceeds from issuance of common stock	-	50,000	50,000
Net cash provided by financing activities	-	50,000	50,000

Increase (decrease) in cash	(19,028)	44,142	25,114

Cash – beginning of period	44,142	-	-

Cash – end of period	25,114	44,142	25,114

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−	−
Income tax	−	−	−

(The accompanying notes are an integral part of these financial statements)

Varca Ventures, Inc.

 (An Exploration Stage Company)

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration
	Number	Par Value	Capital	Stage	Total

Balance, January 19, 2010 (inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	6,800,000	680	49,320	-	50,000
Net loss	-	-	-	(7,247)	(7,247)

Balance, March 31, 2010	6,800,000	680	49,320	(7,247)	42,753
Net loss	-	-	-	(17,639)	(17,639)

Balance, March 31, 2011	6,800,000	$ 680	$ 49,320	$ (24,886)	$ 25,114

The accompanying notes are an integral part of these consolidated financial statements.

Varca Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2011 and 2010

1.    NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on January 19, 2010 and is a start-up, exploration stage company. The Company has acquired mineral properties located in the Province of British Columbia, Canada, but has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements and to complete the development of the properties and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $24,866 as at March 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company is an “exploration stage company” and is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from January 19, 2010 (date of inception) to March 31, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original purchase maturity of three months or less when purchased to be cash equivalents.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Varca Ventures, Inc.

 (An Exploration Stage Company)

Notes to the Financial Statements
March 31, 2011 and 2010

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Exploration Costs

The Company capitalizes mineral property acquisition costs and evaluates such assets for impairment on periodic basis.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. The capitalized costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The beneficial owner holds the right to the claims which give him or his designated agent the right to mine and recover all of the metals contained within the surface boundaries of the lease vertically downward. In the event he were to grant another deed which is subsequently registered prior to the Company’s deed, the third party would obtain good title and the Company would have nothing.

Fair Value of Financial Instruments

The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-based Compensation

The Company records stock-based compensation is computed  using the fair value method of valuing stock options and other equity-based compensation issued. The Company has not granted any stock options since its inception. Accordingly, no stock-based compensation has been recorded.

Start-up expenses

As a start-up company, the costs associated with start-up activities are expensed as incurred. Accordingly, startup costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from January 19, 2010 (date of inception) through March 31, 2011.

Varca Ventures, Inc.

 (An Exploration Stage Company)

Notes to the Financial Statements
March 31, 2011 and 2010

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Impairment or Disposal of Long-Lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Business Segments

The Company operates in one segment and therefore segments information is not presented.

Recent Accounting Pronouncements

During the year ended March 31, 2011 and subsequently, the FASB has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows.

3.    MINERAL INTEREST

Mineral Property

In February 2010, the Company acquired 100% undivided right, title and interest in a mineral property called ‘‘Sewell 1 Property’’ located in the province of British Columbia, Canada for a purchase of $300.  Mr. Boga, an associate and relative of the Company’s president, staked the property on behalf of the Company, and he holds these claims on behalf of the Company. The Company has incurred $3,150 of exploration expenditures as of March 31, 2010. As at March 31, 2010 the Company wrote off the mineral property acquisition costs of $300 due to the uncertainty of establishing proven and probable reserves.

4.    CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.0001 per share.

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share. The preferred stock may be issued in one or more series, from time to time, with each series to have such designation, relative rights, preference or limitations, as adopted by the Company’s Board of Directors.

During the year ended March 31, 2010, the Company issued 6,800,000 shares of common stock for total proceeds of $50,000, no common shares were issued during the year ended March 31, 2011:

	Number of shares	Amount
Shares issued for cash
Pursuant to issuance of common ($0.001 each) on February 4, 2010	4,000,000	$4,000
Pursuant to issuance of common ($0.01 each) on February 15, 2010	1,000,000	10,000
Pursuant to issuance of common ($0.02 each) on March 1, 2010	1,800,000	36,000
Balance, March 31, 2011	6,800,000	$50,000

At March 31, 2011, there were no outstanding stock options or warrants.

Varca Ventures, Inc.

 (An Exploration Stage Company)

Notes to the Financial Statements
March 31, 2011 and 2010

5.    INCOME TAXES

As of March 31, 2011, the Company had net operating loss carry forwards of approximately $24,886 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	For the Year Ended March 31, 2011	From January 19, 2010 (Inception) to March 31, 2010
Net operating loss	$ 17,639	$ 7.247
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	5,997	2,464
Change in valuation allowance	(5,997)	(2,464)
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is:

	March 31, 2011	March 31, 2010
Deferred tax asset attributed to:
Net operating loss	$ 8,461	$ 2,464
Less, valuation allowance	(8,461)	(2,464)
Net deferred tax assets	$ -	$ -

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as to the Company’s ability to realize future tax benefits through utilization of operating loss carry forwards.