Form 10-Q
period 2011-06-30
Varca Ventures, Inc.
filed 2011-08-02
CIK 1490700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes    X    No

6,800,000 shares of registrant’s common stock, $0.0001 par value, were outstanding at August 1, 2011. Registrant has no other class of common equity.

PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements.

Varca Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets

	June 30, 2011 $ (Unaudited)	March 31, 2011 $

ASSETS
Current assets
Cash	19,494	25,114
Total current assets	19,494	25,114
Total assets	19,494	25,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	25	-
Total current liabilities	25	-
Total liabilities	25	-

STOCKHOLDERS’ EQUITY

Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 6,800,000 issued and outstanding	680	680
Additional paid-in capital	49,320	49,320
Deficit accumulated during the exploration stage	(30,531)	(24,886)
Total stockholders’ equity	19,469	25,114

Total liabilities and stockholders’ equity	19,494	25,114

(The accompanying notes are an integral part of these financial statements)

Varca Ventures, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	Period From January 19, 2010 (inception) to
	June 30, 2011	June 30, 2010	June 30, 2011
	$	$	$
Expenses:
Mineral exploration expenditures	-	-	3,450
General and administrative	145	30	5,676
Professional fees	5,500	5,017	21,405
Net loss	(5,645)	(5,047)	(30,531)

Net loss per share – basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	6,800,000	6,800,000

(The accompanying notes are an integral part of these financial statements)

Varca Ventures, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended June 30, 2011 $	For the Three Months Ended June 30, 2010 $	Period From January 19, 2010 (inception) to June 30, 2011 $
Cash flows from operating activities
Net loss	(5,645)	(5,047)	(30,531)
Adjustment to reconcile net cash used in operating activities
Mineral property impairment	-	-	300

Change in operating assets and liabilities
Accounts payables and accrued liabilities	25	(1,388)	25

Net cash used in operating activities	(5,620)	(6,435)	(30,206)

Cash flows from investing activities
Mineral property acquisition	-	-	(300)
Net cash used in investing activities	-	-	(300)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	-	-	50,000

Increase (decrease) in cash	(5,620)	(6,435)	19,494

Cash – beginning of period	25,114	44,142	-

Cash – end of period	19,494	37,707	19,494

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−	−
Income tax	−	−	−

(The accompanying notes are an integral part of these financial statements)

Varca Ventures, Inc.
(An Exploration Stage Company)
Notes to the financial statements
June 30, 2011
(Unaudited)

Note 1:  Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended March 31, 2011 included in the Company’s Registration Statement filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.

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

Note 3:  Capital Stock

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

During the period ended March 31, 2010, the Company issued 6,800,000 shares of common stock for total cash proceeds of $50,000.

At June 30, 2011, there were no outstanding stock options or warrants.

Note 4:  Subsequent Events

On July 20, 2011, the Board of Directors of  the Company adopted a resolution to effect a forward split of the outstanding shares of the Company’s common stock as of August 1, 2011 (the “Record Date”) in a ratio of 2 for 1 (the “Forward Split”). On July 20, 2011, the majority shareholder, holding 58.82% of the issued and outstanding common stock of the Company, approved the Forward Split.

Upon the effectiveness of the Forward Split, each one (1) share of the Company’s common stock issued and outstanding as of the Record Date shall be converted into two (2) validly issued, fully paid and non-assessable shares of common stock without any further action by the holders of shares of common stock.

There is no adjustment to the par value of the common stock or the preferred stock as a result of the Forward Split.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (January 19, 2010) to June 30, 2011 and the three months ended June 30, 2011, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

We intend to retain a professional geologist oversee the exploration program. We intend to commence the phase one program possibly in September 2011 (due to the oncoming weather condition which starts in early October) and expect that the program will take about one month to complete.

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

Results of Operations

We did not earn any revenues for the three months ended June 30, 2011 and from inception on January 19, 2010 to June 30, 2011. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $5,645 for the three months ended June 30, 2011, which mainly comprises of professional fees totaling $5,500 and general and administrative expenses totaling $145.

For the three months ended June 30, 2010, we have incurred a total operating expense in the amount of $5,047 which mainly comprises of professional fees totaling $5,017 and general and administrative expenses totaling $30.

We incurred total operating expenses in the amount of $30,531 from inception on January 19, 2010 through June 30, 2011.  These operating expenses comprised of professional fees totaling $21,405, general administrative expenses totaling $5,676 and mineral exploration totaling $3,450.

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

Liquidity and Capital Resources

As at June 30, 2011, we had a cash balance of $19,494.

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

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•	our ability to raise additional funding;
•	the results of our proposed exploration programs on the mineral property; and
•	our ability to find joint venture partners for the development of our property interests

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

Going Concern Consideration

The report of our independent registered accounting firm for the period ended March 31, 2011 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2012.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Factors” section of our March 31, 2011 Form 10-K, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

On July 20, 2011, the Board of Directors of  the Company adopted a resolution to effect a forward split of the outstanding shares of the Company’s common stock as of August 1, 2011 (the “Record Date”) in a ratio of 2 for 1 (the “Forward Split”). On July 20, 2011, the majority shareholder, holding 58.82% of the issued and outstanding common stock of the Company, approved the Forward Split.

Upon the effectiveness of the Forward Split, each one (1) share of the Company’s common stock issued and outstanding as of the Record Date shall be converted into two (2) validly issued, fully paid and non-assessable shares of common stock without any further action by the holders of shares of common stock.

There is no adjustment to the par value of the common stock or the preferred stock as a result of the Forward Split

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

Date: August 1, 2011

By: /s/ Nadeem Lila

Nadeem Lila
Principal Executive Officer
Principal Financial Officer and Director