Form 10-Q
period 2011-09-30
Varca Ventures, Inc.
filed 2011-11-14
CIK 1490700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-166548

VARCA VENTURES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0658381
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1630 Ringling Boulevard

Sarasota, FL  34236

(Address of principal executive offices)

(941) 951- 0787

(Registrant’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No [   ]

The number of shares of registrant’s common stock, $0.0001 par value, outstanding as of November 14, 2011 is 68,815,114.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Varca Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS
Current assets
Cash	$ 7,277	$ 25,114
Prepaid assets	2,000	-
Total current assets	9,277	25,114
Total assets	9,277	25,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	3,915	-
Related party payable	6,000	-
Total current liabilities	9,915	-
Total liabilities	9,915	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 authorized, 13,600,000 issued and outstanding	1,360	1,360
Additional paid-in capital	48,640	48,640
Deficit accumulated during the exploration stage	(50,638)	(24,886)
Total stockholders’ equity (deficit)	(638)	25,114

Total liabilities and stockholders’ equity (deficit)	$ 9,277	$ 25,114

The accompanying notes are an integral part of these financial statements

Varca Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months		Period From January 19, 2010 (inception) to
	Ended September 30		Ended September 30		September 30,
	2011	2010	2011	2010	2011
Expenses
Mineral property expenditures	$ 559	$ -	$ 559	$ -	$ 4,009
Consulting fees - related party	15,000	-	15,000	-	15,000
General and administrative	3,348	2,816	3,493	2,746	9,024
Professional fees	1,200	6,000	6,700	11,116	22,605
Net loss	$ (20,107)	$ (8,816)	$ (25,752)	$ (13,862)	$ (50,638)

Net loss per share - basic and diluted	($0.00)	($0.00)	($0.00)	($0.00)

Weighted average shares outstanding - basic and diluted	13,600,000	13,600,000	13,600,000	13,600,000

The accompanying notes are an integral part of these financial statements

Varca Ventures, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended September 30, 2011	For the Six Months Ended September 30, 2010	Period From January 19, 2010 (inception) to September 30, 2011
Cash flows from operating activities
Net loss	$ (25,752)	$ (13,862)	$ (50,638)
Adjustment to reconcile net cash used in operating activities
Mineral property impairment	-	-	300

Change in operating assets and liabilities
Prepaid expenses	(2,000)	-	(2,000)
Accounts payables and accrued liabilities	3,915	(1,389)	3,915
Net cash used in operating activities	(23,837)	(15,251)	(48,423)

Cash flows from investing activities
Mineral property acquisition	-	-	(300)
Net cash used in investing activities	-	-	(300)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	50,000
Proceeds from (payment to) related party advances payable	6,000	-	6,000
Net cash provided by financing activities	6,000	-	56,000

Increase (decrease) in cash	(17,837)	(15,251)	7,277

Cash - beginning of period	25,114	44,142	-

Cash - end of period	$ 7,277	$ 28,891	$ 7,277

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−	−
Income tax	−	−	−

The accompanying notes are an integral part of these financial statements

Varca Ventures, Inc.

(An Exploration Stage Company)

Notes to the financial statements

September 30, 2011

(Unaudited)

___________________________________________________________________________________

Note 1: Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited financial statements for the year ended     March 31, 2011 included in Varca Venture, Inc's. (the "Company") Annual Report on Form 10-K  filed with the Securities and Exchange Commission on April 27, 2011. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.

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

On July 20, 2011, the Board of Directors of  the Company adopted a resolution to effect a forward split of the outstanding shares of the Company’s common stock as of August 1, 2011 (the “Record Date”) in a ratio of 2 for 1 (the “Forward Split”). The Forward Split was approved on July 20, 2011 by the majority shareholder, holding 58.82% of the issued and outstanding common stock of the Company.  Pursuant to the Forward Split, each share of the Company’s common stock issued and outstanding as of the Record Date was converted into two validly issued, fully paid and non-assessable shares of common stock without any further action by the holders of shares of common stock.

There was no adjustment to the par value of the common stock or the preferred stock as a result of the Forward Split.

For all periods presented in the accompanying financial statements, share and per share amounts have been retroactively adjusted to reflect the effects of the Forward Split.

At September 30, 2011, there were no outstanding stock options or warrants.

Note 3:  Related Party Transactions and Payable

As at September 30, 2011 the Company owed $6,000 to the former President of the Company for administrative services rendered to the Company. This amount is unsecured, payable on demand and non-interest bearing. The amount owing to the former President of the Company was paid subsequent to September 30, 2011.

During the three months ended September 30, 2011, the Company paid $9,000 for consulting services rendered by an associate of our Company’s former President for accounting and management services.

Note 4:  Subsequent Events

On October 7, 2011, the Company completed a share exchange transaction (the "Closing") with Wildcat Mining Corporation, a privately held company incorporated in the State of Nevada (“Wildcat”) pursuant to a Share Exchange Agreement, dated as of October 7, 2011, by and among the Company, Wildcat and the stockholders of Wildcat.  Under the terms of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of Wildcat in exchange for 63,215,114 shares of common stock of the Company, and Wildcat became a wholly-owned subsidiary of the Company.  At the Closing, each issued and outstanding share of common stock of Wildcat, par value $0.001 per share, was converted into and exchanged for the right to receive one share of common stock of the Company, par value $0.0001 per share.  There were no shares of preferred stock or stock options issued and outstanding by Wildcat as of the Closing.

Simultaneously with the Closing, Mr. Nadeem Lila, the Company’s sole officer and director, surrendered 8,000,000 shares of the Company’s common stock to the Company for cancellation.  After giving effect to the Share Exchange, there are 68,815,114 issued and outstanding shares of the Company’s common stock, of which the former stockholders of Wildcat own approximately 92%.  Each holder of a share of common stock of the Company is entitled to one vote per share.

Upon the Closing, Mr. Lila, Varca’s sole officer and director prior to the share exchange transaction, resigned from each of his positions effective immediately.  Following Mr. Lila’s resignation, and pursuant to the Share Exchange Agreement, Roger Tichenor was appointed Chief Executive Officer of the Company, Randall Oser was appointed President of the Company and Paul Serluco was appointed Chief Financial Officer of the Company.  As of the closing, the Board of Directors of the Company consists of four members; Mr. Tichenor; Mr. Oser, James Cerna and James M. Clements.  As a result of the Share Exchange, the Company is now headquartered in Sarasota, Florida.

For accounting purposes, the transaction will be accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly, the share exchange will be treated as a recapitalization of the Company with Wildcat as the accounting acquirer. Consequently, going forward the historical financial statements of Wildcat will be the historical financial statements of Company.

The Company evaluated subsequent events through the date the financial statements were issued, and determined there were no other significant events to report.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Overview

Varca Ventures, Inc. ("we," "our," "us") is an exploration stage enterprise and we have not started operations or generated or realized any revenues from our business operations.

On October 7, 2011, we completed a share exchange transaction (the "Share Exchange") with Wildcat Mining Corporation, a privately held company incorporated in the State of Nevada ("Wildcat") pursuant to a Share Exchange Agreement, dated as of October 7, 2011, by and among us, Wildcat and the stockholders of Wildcat.

We reported this event on a Current Report on Form 8-K, which was filed with the U.S. Securities and Exchange Commission ("SEC") on November 2, 2011 (the "Report").  The disclosure in the Report included consolidated financial statements of Wildcat for the fiscal year ended February 28, 2011 and 2010, and for the three and six months ended August 31, 2011 and 2010.  The Report also included pro-forma financial statements of us and Wildcat as if the Share Exchange had occurred as of August 31, 2011.

The following discussion of our financial condition, changes in financial condition, and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (January 19, 2010) to September 30, 2011 and the three and six months ended September 30, 2011 and 2010, together with the notes thereto included in this Form 10-Q.

Results of Operations

We did not earn any revenues for the three or six months ended September 30, 2011 or 2010 or for the period from inception on January 19, 2010 to September 30, 2011. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended September 30, 2011, we have incurred a total operating expense in the amount of $20,107 which mainly consists of professional fees totaling $1,200, $6,000 consulting fees paid to our former President for administration services, $9,000 in consulting services paid to an associate of our former President for accounting and management services and general and administrative expenses totaling $3,348 (mainly for filing fees and set-up of XBRL system). We incurred operating expenses in the amount of $8,816 for the three months ended September 30, 2010, which comprises professional fees totaling $6,000 and general and administrative expenses totaling $2,816.

For the six months ended September 30, 2011, we have incurred total operating expenses in the amount of $25,752 which mainly consists of professional fees totaling $6,700, $6,000 consulting fees paid to our former President for administration services, $9,000 in consulting services paid to an associate of our former President for accounting and management services and general and administrative expenses totaling $3,493 (mainly for filing fees and set-up of XBRL system). We incurred operating expenses in the amount of $13,862 for the six months ended September 30, 2010, which consists of professional fees totaling $11,116 and general and administrative expenses totaling $2,746.

We incurred total operating expenses in the amount of $50,638 from inception on January 19, 2010 through September 30, 2011.  These operating expenses consists mainly of professional fees totaling $22,605, $6,000 consulting fees paid to our former President for administration services, $9,000 in consulting services paid to an associate of our former President for accounting and management services, general and administrative expenses totaling $9,024 and mineral exploration totaling $4,009.

Liquidity and Capital Resources

As at September 30, 2011, we had a cash balance of $7,277 and a working capital deficit of $638.

We are an exploration stage company with no revenues or operating activities. We will need additional funds to complete our business plan; without it our business will likely fail. We do not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claim. Our ability to raise additional capital through either of these methods is unknown. The uncertainty about our ability to successfully obtain additional funding raises substantial doubt about our ability to continue as a going concern.

Going Concern Consideration

The report of our independent registered accounting firm for the period ended March 31, 2011 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2012.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit	Identification of Exhibit
3.1	Articles of Incorporation	Incorporated by reference to our Registration statement on Form S-1 filed with the SEC on May 5, 2010
3.2	Bylaws	Incorporated by reference to our Registration statement on Form S-1 filed with the SEC on May 5, 2010
31.1	Certification of Principal Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VARCA VENTURES, INC.
(Registrant)

Dated: November 14, 2011	By:	/s/ Roger Tichenor
Roger Tichenor
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2011	By:	/s/ Paul Serluco
Paul Serluco
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Identification of Exhibit
3.1	Articles of Incorporation	Incorporated by reference to our Registration statement on Form S-1 filed with the SEC on May 5, 2010
3.2	Bylaws	Incorporated by reference to our Registration statement on Form S-1 filed with the SEC on May 5, 2010
31.1	Certification of Principal Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith