Form 10-Q
period 2011-11-30
Varca Ventures, Inc.
filed 2012-01-17
CIK 1490700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The number of shares of registrant’s common stock, $0.0001 par value, outstanding as of  January 17, 2012 is 69,448,447.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Varca Ventures, Inc. and Subsidiary

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	November 30,	February 28,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$ 370,126	$ 5,037
Prepaid expenses	2,291	-
Total current assets	372,417	5,037
Mining properties and rights	789,632	776,954
Property and equipment, net of accumulated depreciation of $ 130,702 and $118,265, respectively	49,486	61,923
Deposit for reclamation bonds	204,562	204,562
Total assets	$ 1,416,097	$ 1,048,476

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 620,636	$ 718,981
Accounts payable, related party	148,468	-
Accrued liabilities	28,268	78,065
Accrued interest, related parties	-	50,803
Advance royalties payable	11,782	7,392
Notes payable	-	10,000
Total current liabilities	809,154	865,241
Long term liabilities:
Convertible notes payable	-	210,000
Convertible notes payable, related party	-	546,690
Notes payable, long-term	425,000	425,000
Asset retirement obligation	204,562	204,562
Total long-term liabilities	629,562	1,386,252
Total liabilities	1,438,716	2,251,493

Commitments and contingencies	-	-

Redeemable convertible preferred stock; 700,000 Series A shares designated, stated and liquidation value of $2 per share, 0 and 80,000 shares issued and outstanding, respectively	-	80,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 69,448,447 and 33,459,715 shares issued and outstanding	6,945	3,346
Additional paid-in capital	4,756,185	2,429,014
Deficit accumulated during the development stage	(4,785,749)	(3,715,377)
Total stockholders’ deficit	(22,619)	(1,283,017)
Total liabilities and stockholders’ deficit	$ 1,416,097	$ 1,048,476

The accompanying notes are an integral part of these consolidated financial statements.

Varca Ventures, Inc. and Subsidiary

(An Exploration Stage Company)

Consolidated Statements of Operations

Nine Months Ended November 30, 2011 and 2010 and For the Period

From October 5, 2005 (Inception) through November 30, 2011

(Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,		For the Period from October 05, 2005 (Inception) to November 30,
	2011	2010	2011	2010	2011

Revenues	$ -	$ -	$ -	$ -	$ -

Operating Expenses:
Exploration and development expenses	131,647	148,420	298,474	714,679	2,067,983
Depreciation	4,115	10,304	12,437	31,139	105,573
Impairment of property and equipment	-	-	-	-	25,129
General and administrative	235,127	143,053	648,404	445,268	2,369,483
Total operating expenses	370,889	301,777	959,315	1,191,086	4,568,168

Operating loss	(370,889)	(301,777)	(959,315)	(1,191,086)	(4,568,168)

Other Income (Expenses)
Interest income	697	359	1,889	1,105	4,989
Interest expense	(26,547)	(22,230)	(112,946)	(48,240)	(222,570)
Total other income (expense)	(25,850)	(21,871)	(111,057)	(47,135)	(217,581)
Net Loss	$(396,739)	$(323,648)	$(1,070,372)	$(1,238,221)	$(4,785,749)

Net loss per common share - basic and diluted	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.07)

Weighted average number of common shares outstanding during the period - basic and diluted	56,547,824	17,650,000	43,029,725	17,002,000

The accompanying notes are an integral part of these consolidated financial statements.

Varca Ventures, Inc. and Subsidiary

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

Nine Months Ended November 30, 2011 and 2010 and For the Period

From October 5, 2005 (Inception) through November 30, 2011

(Unaudited)

	For the Nine Months Ended November 30,		October 5, 2005 (Inception) through
	2011	2010	November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,070,372)	$ (1,238,221)	$ (4,785,749)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	12,437	31,139	105,573
Impairment of property and equipment	-	-	25,129
Stock- based compensation	-	32,145	32,145
Stock issued for interest	75,229	-	75,229
Changes in operating assets and liabilities:
Prepaid expenses	(291)	-	(291)
Accounts payable and accrued liabilities	(55,199)	423,432	895,833
Accrued liabilities, related parties	148,468	38,719	148,468
Mineral claims payable	-	(15,000)	-
Net cash used in operating activities	(779,330)	(727,786)	(3,503,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment	-	(1,353)	(170,188)
Deposits paid for reclamation bonds	-	(110,120)	(142,869)
Purchase of mining rights and property	(8,288)	-	(23,288)
Cash acquired from reverse merger	207	-	207
Net cash used in investing activities	(8,081)	(111,473)	(336,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	300,000	85,000	485,000
Proceeds from convertible notes payable- related party	92,500	746,690	857,500
Proceeds from notes payable	160,000	-	160,000
Payments on notes payable	(170,000)	-	(170,000)
Contributed capital	-	112,507	1,806,427
Proceeds from issuance of common stock	770,000	-	1,071,000
Net cash provided by financing activities	1,152,500	944,197	4,209,927

Net increase in cash	365,089	104,938	370,126
Cash at beginning of period	5,037	1,171	-
Cash at end of period	$ 370,126	$ 106,109	$ 370,126

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for :
Interest	$ 35,155	$ -	$ 39,487
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Varca Ventures, Inc. and Subsidiary

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Continued)

Nine Months Ended November 30, 2011 and 2010 and For the Period

From October 5, 2005 (Inception) through November 30, 2011

(Unaudited)

	For the Nine Months Ended November 30,		October 5, 2005 (Inception) through
	2011	2010	November 30, 2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Notes assumed for mining properties and rights	$ -	$ -	$ 450,000
Accounts payable assumed for mining properties and rights	$ -	$ -	$ 20,000
Note assumed for property and equipment	$ -	$ -	$ 10,000
Accrued liabilities converted into common stock	$ 190,000	$ -	$ 190,000
Notes payable and accrued interest converted into common stock	$ 1,216,182	$ -	$ 1,447,275
Issuance of redeemable preferred stock for mining rights	$ -	$ -	$ 80,000
Conversion of preferred stock	$ 80,000	$ -	$ 80,000
Accrued but unpaid mining properties and rights	$ 4,390	$ 1,379	$ 11,782
Increase in mining properties and rights and asset retirement obligations	$ -	$ 110,120	$ 204,562
Prepaid assets acquired and accrued liabilities assumed in reverse merger transaction	$ 848	$ -	$ 848
Contributed capital for reclamation bonds	$ -	$ -	$ 61,693

The accompanying notes are an integral part of these consolidated financial statements.

Varca Ventures, Inc. and Subsidiary
(An Exploration Stage Company)
Notes to the financial statements
November 30, 2011
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited interim consolidated financial statements of Varca Ventures, Inc. (“Varca”) and its subsidiary (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America . and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In management's opinion, all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the nine months ended November 30, 2011 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Report on Form 8-K filed with the SEC on November 2, 2011, which contains the audited consolidated financial statements and notes thereto for the year ended February 28, 2011.

NOTE 2 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and  Merger

Varca was incorporated in the State of Nevada on January 19, 2010, and is an exploration stage mining company engaged in the acquisition and exploration of mineral properties. Wildcat Mining Corporation ("Wildcat") was incorporated in the State of Nevada on October 5, 2005 as a mining company engaged in the acquisition and exploration of mineral properties. Wildcat currently owns and leases several patented lode mining claims located in La Plata County, Colorado, which are known as the Idaho Property and the Mayday Property. The Company has not generated any revenues to date and has focused its efforts on obtaining capital and regulatory permits necessary to begin mining operation.

On October 7, 2011, Varca completed a share exchange transaction (the "Share Exchange") with Wildcat, a privately held company incorporated in the State of Nevada,  pursuant to a Share Exchange Agreement dated October 7, 2011, by and among Varca, Wildcat and the stockholders of Wildcat (the "Share Exchange Agreement").

Under the terms of the Share Exchange Agreement, Varca acquired all of the issued and outstanding stock of Wildcat in exchange for 63,215,114 shares of common stock of Varca, and Wildcat became a wholly-owned subsidiary of Varca (the “Reverse Merger”) . At the closing of the Share Exchange, each issued and outstanding share of common stock of Wildcat was converted into and exchanged for the right to receive one share of common stock of Varca, par value $0.0001 per share. There were no shares of preferred stock or stock options issued and outstanding by Wildcat as of the closing of the Share Exchange. Immediately prior to the Share Exchange, Varca had 13,600,000 shares of common stock issued and outstanding.

Simultaneously with the closing of the Share Exchange,  Varca's sole officer and director, surrendered 8,000,000 shares of Varca's common stock to Varca for cancellation. After giving effect to the Share Exchange, there were 68,815,114 issued and outstanding shares of Varca's common stock, of which the former stockholders of Wildcat owned approximately 92%. Each holder of a share of common stock of Varca is entitled to one vote per share.

As discussed above, in connection with the Reverse Merger, the former holders of Wildcat became the majority shareholders of Varca. The Reverse Merger was accounted for as a “Reverse Acquisition” in which Wildcat is deemed to be the accounting acquirer (“Acquirer”) and Varca is deemed to be the accounting acquiree (“Acquiree”). Consequently, the assets and liabilities and the historical operations reflected in the accompanying unaudited interim consolidated financial statements prior to the Reverse Merger are those of Wildcat and are recorded at the historical cost basis of Wildcat. The unaudited interim consolidated financial statements after completion of the Reverse Merger include the assets and liabilities of Wildcat and the Acquiree and the historical operations of Wildcat and the Acquiree and its subsidiary from the closing date of the Reverse Merger.

The Company’s unaudited interim consolidated financial statements include all accounts of Varca and its subsidiary, Wildcat. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Estimates that are significant to the financial statements include those with respect to the value of stock-based compensation and transactions and management’s assessment of any impairment associated with long-lived assets.  Actual results could differ from these estimates.  Significant estimates include the realizability of mining assets, amounts of obligations for future asset retirement obligations and the value of share based compensation.

Property and Equipment

Property and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives of 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized.  Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resulting gain or loss is included in net income (loss).

Reclamation Bonds

The Company’s mining exploration and operations are subject to reclamation and remediation requirements.  Minimum standards have been established by various governmental agencies.  The Company is required to post bonds with the State of Colorado in an amount determined by the Division of Reclamation, Mining and Safety for reclamation of the Company’s mineral properties located within in the state.   The liability for reclamation is classified as noncurrent based on the expected timing of expenditures and the bonds are backed by restricted cash deposits.

Asset Retirement Obligation

The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset   The liability is typically accreted to fair value at the end of each period through charges to operating expenses; however, in instances where a  reclamation bond has been posted there is no accretion of the related liability.

Earnings Per Share Information

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS includes the potential dilutive effect of common stock equivalents and other instruments convertible into shares of the Company’s common stock outstanding during the period using the treasury stock method for any stock options or warrants, and the ‘if converted’ method for any convertible debt or convertible preferred stock.  In periods when losses are reported, which is the case for all periods presented in these financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were 0 and 40,000 potentially dilutive shares of preferred stock outstanding at November 30, 2011 and February 28, 2011, respectively, convertible into 0 and 1,427,620 shares of common stock at such dates.

Fair Value of Financial Instruments

FASB ASC Topic 825 - Financial Instruments requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash, accounts payables and notes payable.  The Company believes the carrying value of cash and accounts payable approximates fair value given their short-term nature.  The Company believes the carrying value of its notes payable approximates fair value due to their secured nature and the relatively short-term to maturity.

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation. All reclassifications have been applied consistently to the periods presented.

Subsequent Events

The Company follows the guidance in FASB ASC Topic 855-10-50 - Subsequent Events for the disclosure of subsequent events and evaluates subsequent events through the date when financial statements are available to be issued.

New Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 3 - GOING CONCERN

In the course of the Company’s permitting approval and mining activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues.  Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $4,785,749 since its inception.

The Company expects to finance its operations primarily through its existing cash and future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because it will be required to obtain additional capital in the future to continue its operations and there is no assurance that the Company will be able to obtain such capital, through equity or debt financings, or any combination thereof, whether on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted. The Company’s ability to complete additional offerings is dependent on the state of the debt and equity markets at the time of any proposed offering and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of the Company’s business and permitting activities, which cannot be predicted.

The uncertainty about the Company’s ability to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies the Company will continue to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and the Company’s financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - INVESTMENT IN MINING PROPERTIES AND RIGHTS

On February 8, 2011, James M. Clements, a member of the board of directors of the Company, conveyed his rights to all mining claims and property interests in the California Mining District of La Plata County, Colorado (such property commonly known as the “Idaho Property”) for 40,000 shares of the Company’s Series A Preferred Stock valued at its stated value, or $80,000, and the Company’s assumption of an underlying note payable in the amount of $425,000 to an unrelated party.  In addition, the Company paid the note holder $20,000 loan modification fees and interest totaling $8,286 in March 2011 and issued a $25,000 secured convertible note which is convertible into 12,500 shares of owner’s Series A preferred stock.  The Company capitalized a total of $550,000 related to the acquisition of the rights associated with the Idaho Property.

On June 1, 2006, the Company entered into a ten year mining lease for patented mining claims and improvements for property interests in the Sneffels Mining District, Ouray County, Colorado (such property commonly known as the “Mayday Mine”).  The mining lease will be extended beyond ten years, for an indefinite period, as long as there is continuous mining, production and/or development on the site, with no lapse in activity for more than 365 consecutive days.  The lease agreement states that no work is required at the site during the first five years, and then a minimum amount must be spent for exploration, development, mining or related operations to benefit the mining properties. Those amounts are $15,000 during the sixth year, $20,000 during the seventh year and $30,000 for each year thereafter.

The Mayday lease also accrues royalty payments in advance of production based on a formula which is adjusted by the United States Department of Labor Consumer Price Index for All Urban Consumers, with the base month of June, 2006.  The accrued royalty is $11,782 and $7,392 as of November 30, 2011 and February 28, 2011, respectively.

The Company also has staked a mining claim on certain property covering 357 hectares (882.6 acres) located in the Similkameen Mining Division of British Columbia, Canada. This property consists of one claim held by Iqbal Boga, as trustee, under a Declaration of Trust dated February 2, 2010 in favor of Varca and is located about 140 km east of Vancouver and 23 km east-northeast of Hope, south central British Columbia. ("Varca Property" or the "Varca Claim"). The Company paid $300 to acquire the Varca Claim.

The Company is presently in the exploration stage at the Idaho Property, Mayday Mine, and Varca Property, and have not yet generated revenue from mining operations.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at:

	Estimated Useful Life	November 30, 2011	February 28, 2011
Machinery and equipment	5	$ 156,044	$ 156,044
Computer equipment	3	1,354	1,354
Vehicles	5	8,000	8,000
Furniture	5	14,790	14,790
		180,188	180,188
Less: accumulated depreciation and impairment		(130,702)	(118,265)
		$ 49,486	$ 61,923

Depreciation expense totaled $4,115 and $12,437 for the three and nine months ended November 30, 2011, and $10,304 and $31,139 for the three and nine months ended November 30, 2010, respectively.

NOTE 6 - DEBT

Related Party Convertible Notes

In November 2009, the Company issued a $100,000 secured convertible promissory note (the “November 2009 Note”) to an affiliate of an officer and director of the Company. On May 7, 2010, the holder of the November 2009 Note loaned an additional $100,000 to the Company. These notes were convertible into common shares at $0.075 per share. On May 21, 2010, this loan and the November 2009 Note, together with accrued interest of $6,690, were consolidated into a new note with a principal balance of $206,690 (the “May 2010 Note”).  The May 2010 Note was amended on February 14, 2011 to modify the conversion feature from being convertible into common stock at $0.075 per share to being convertible into Series A preferred stock at $0.50 per share. On October 5, 2011, the May 2010 Note, as amended, together with accrued interest of $34,724, was converted into 120,504 shares of Series A preferred stock and immediately following that conversion, the preferred shares were converted into 4,300,809 shares of common stock.

Also during the year ended February 28, 2011, the Company issued a series of secured convertible notes, as amended, totaling $340,000 to certain officers, directors and affiliates of the Company (the “2011 Notes”). The 2011 Notes, as amended, were convertible into Series A preferred stock at $0.50 per share. On October 5, 2011, the 2011 Notes, together with accrued interest of $56,170, were converted into 197,091 shares of Series A preferred stock and immediately following that conversion, the preferred shares were converted into 7,034,257 shares of common stock.

In March 2011, the Company issued a series of convertible promissory notes totaling $32,500 to certain officers and directors of the Company.  These notes were payable on demand and accrued interest at 12% per annum.  These notes were convertible into a total of 6.83% of total common shares outstanding on the date of conversion.  These notes were convertible at any time after two weeks from the date of the note into common shares.  The notes, together with accrued interest of $1,839 were converted into 2,452,827 shares of common stock in March 2011.

In May 2011, the Company issued a convertible promissory note totaling $60,000 to a director of the Company. The payment of principal and interest is personally guaranteed by James M. Clements, a director and shareholder in the Company, who has also pledged all of his shareholdings in the Company as security under the note agreement.  On October 5, 2011 the note, together with accrued interest of $3,140, was converted into 31,559 shares of Series A preferred stock and immediately following that conversion, the preferred shares were converted into 1,126,335 shares of common stock.

Third Party Convertible Notes

In June 2010, the Company issued a total of $185,000 of secured convertible promissory notes (the “June Notes”) to six investors.  The June Notes were secured by all of the Company’s assets and accrued interest at 12% per annum.  The payment of principal and interest was personally guaranteed by Mr. Clements, who also pledged all of his shareholdings in the Company as security under the June Note agreements.   Principal and interest was originally due on May 21, 2011.  On October 5, 2011, the June Notes, together with accrued interest of $30,172, were converted into 107,185 shares of Series A preferred stock and immediately following that conversion, the preferred shares were converted into 3,825,457 shares of common stock.

In February 2011, the Company issued a $25,000 secured convertible promissory note to an investor. The note was secured by all of the Company’s assets and accrued interest at 12% per annum.  The payment of principal and interest was personally guaranteed by Mr. Clements who also pledged all of his shareholdings in the Company as security under the note agreement.   Principal and interest was originally due on May 31, 2012.  On October 5, 2011, the note, together with accrued interest of $1,875, were converted into 13,429 shares of Series A preferred stock and immediately following that conversion, the preferred shares were converted into 479,278 shares of common stock.

In May 2011, the Company issued a total of $300,000 of secured convertible promissory notes to three investors under  the terms of its private debt offering memorandum dated February 11, 2011.   The debt bears interest at 12% per annum, is convertible into Series A Preferred Stock and matures on May 31, 2012. On October 5, 2011, the Notes, together with accrued interest of $14,300, were converted into 157,152 shares of Series A preferred stock and immediately following that conversion, the preferred shares were converted into 5,608,813 shares of common stock.

Third Party Notes

During the fiscal year ended February 28, 2011, the Company assumed a $425,000 promissory note of a director and officer in connection with the assignment by that director and officer of certain mineral rights and claims to the Company.  The mineral rights and claims secure the promissory note.  Upon assumption by the Company, the terms of the promissory note were modified to provide for a 7.6% annual interest rate, monthly interest payments of $2,763 beginning April 2011 and the payment of principal, together with any accrued and unpaid interest, in full on the maturity date of February 22, 2014.  The modified terms also required the Company to make an initial payment to the lender of $8,286 in March 2011.  The Company paid the lender a total of $20,000 as consideration for the modification to the promissory note, which was capitalized as mining properties.

During the period from March through May 2011, the Company issued a series of five subordinated promissory notes totaling $160,000 to three individuals.  The debt accrued interest at 12% per annum and was due and payable on November 30, 2011.  The loans were secured by a Deed of Trust on the Idaho Property and were second to that Deed of Trust dated November 29, 2006 in favor of the Old Idaho Mining Company.  The loans plus accrued interest of $12,520 were paid on November 30, 2011.

The Company repaid a promissory note in the amount of $10,000 due July 29, 2011.

Scheduled maturities for all promissory notes are:

Period	Amount
Fiscal year 2014	$ 425,000
Total	$ 425,000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company entered into a six month office lease with base rent of $1,000 per month, commencing October 7, 2011 and ending March 31, 2012.  The Company has no other leases except for those described in Note 4.

Effective October 7, 2011, the Company entered into employment agreements with three officers wherein two officers accrue a base salary of $7,500 per month to be paid only when the Company is in production and is profitable. One officer is to be paid $5,000 in cash each month.

On November 4, 2011 Wildcat and R Square Incorporated ("R Square"), a Colorado engineering services firm entered into an agreement to settle outstanding payable of $320,000 to R Square for past services. The agreement calls for an initial payment of $25,000 upon signing, which was paid on November 4, 2011 an additional payment of $15,000 if additional capital is raised in excess of $500,000; $10,000 per month for nine months (once the Company yields 75 ounces of minerals per month), and if the $15,000 additional payment conditional upon raising capital has not been paid, this amount will be due in two additional installments. In addition, 633,333 shares of restricted common stock, valued at $190,000, is to be issued for partial settlement. These shares have not yet been issued. The total settlement amount, if all contingencies occur, including payments of cash and stock is $320,000.

On November 8, 2011, an agreement was entered between Varca Ventures and America Business Writers Corporation for public relations services. Varca Ventures is to issue 50,000 shares of restricted common stock in exchange for services. The agreement is not effective until December 2011 and the shares have not been issued.

From time to time, the Company may become involved in lawsuits and legal proceedings that arise in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

NOTE 8 - EQUITY

On October 6, 2011, the Company’s Board of Directors approved a 1 for 2 reverse stock split (the “Reverse Split”) of the Company’s common and preferred stock. All share and per share information has been retroactively adjusted to reflect the Reverse Split.

On October 7, 2011, Varca completed the Share Exchange with Wildcat pursuant to a Share Exchange Agreement, dated as of October 7, 2011.  Under the terms of the Share Exchange Agreement, Varca acquired all of the issued and outstanding stock of Wildcat in exchange for 63,215,114 shares of common stock of Varca, and Wildcat became a wholly-owned subsidiary of Varca. At the closing of the Share Exchange, each issued and outstanding share of common stock of Wildcat, par value $0.001 per share, was converted into and exchanged for the right to receive one share of common stock of Varca, par value $0.0001 per share. There were no shares of preferred stock or stock options issued and outstanding by Wildcat as of the closing of the Share Exchange. Immediately prior to the Share Exchange, Varca had 13,600,000 shares of common stock issued and outstanding. Simultaneously with the closing of the Share Exchange, Varca's sole officer and director, surrendered 8,000,000 shares of Varca's common stock to Varca for cancellation. After giving effect to the Share Exchange, there are 68,815,114 issued and outstanding shares of Varca's common stock, of which the former stockholders of Wildcat own approximately 92%.

In addition to the shares issued in connection with the Share Exchange, during the nine months ended November 30, 2011, the Company issued 3,500,002 common shares for cash proceeds of $770,000; 24,827,777 shares of common stock through the conversion of $1,291,411 of debt and accrued interest; 1,427,615 shares of common stock through the conversion of preferred stock; and 633,333 shares of common stock valued at $190,000 as part of a settlement of a payment with a vendor.

NOTE 9 - SUBSEQUENT EVENTS

On December 15, 2011, an agreement was entered between the Company and New Zeal, Inc. for investor relations services. Varca agreed to issue 700,000 shares of common stock in exchange for the services. The shares have not been issued as the services have not been provided.

The Company evaluated subsequent events through the date the financial statements were available to be issued, and determined there were no other significant events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Overview

On October 7, 2011, the registrant Varca Ventures, Inc. ("Varca") completed a share exchange transaction (the "Share Exchange") with Wildcat Mining Corporation, a privately held company incorporated in the State of Nevada ("Wildcat") pursuant to a Share Exchange Agreement, dated as of October 7, 2011, by and among Varca, Wildcat and the stockholders of Wildcat (the "Share Exchange Agreement").  Unless otherwise indicated, or the context otherwise requires, the term "we," "us," "our" or "the Company" refer to Varca and its wholly-owned subsidiary, Wildcat, and their respective businesses following completion of the Share Exchange.

We reported this share exchange transaction on a Current Report on Form 8-K, which was filed with the U.S. Securities and Exchange Commission ("SEC") on November 2, 2011 (the "Report").  The disclosure in the Report included consolidated financial statements of Wildcat for the fiscal year ended February 28, 2011 and 2010, and for the three and six months ended August 31, 2011 and 2010.  The Report also included pro-forma financial statements of Varca and Wildcat as if the Share Exchange had occurred as of August 31, 2011.

The following discussion of our financial condition, changes in financial condition, and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (October 5, 2005) to November 30, 2011 and the three and nine months ended November 30, 2011 and 2010, together with the notes thereto included in this Form 10-Q.

Results of Operations

We did not earn any revenues for the three or nine months ended November 30, 2011 or 2010 or for the period from inception on October 5, 2005 to November 30, 2011. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended November 30, 2011, we have incurred a total operating expense in the amount of $370,889 which mainly consists of $131,647 in exploration and development fees and $235,127 in general and administrative expense. For the three months ended November 2010, we incurred operating expenses in the amount of $301,777, which mainly comprises of $148,420 in exploration and development fees and $143,053 general and administrative.

For the nine months ended November 30, 2011, we have incurred total operating expenses in the amount of $959,315 which mainly consists of $298,474 in exploration and development fees and $648,404 in general and administrative expense. For the nine months ended November 30, 2010, we incurred $1,191,086, which mainly consists of $714,679 in exploration and development fees and $445,268 in general and administrative expense.

We incurred total operating expenses in the amount of $4,568,168 from inception on October 5, 2005 through November 30, 2011.  These operating expenses consists mainly of exploration and development fees and general and administrative expenses.

For the three months ended November 30, 2011 and 2010, we have incurred a total interest expense in the amount of $26,547 and $22,230, respectively. The increase of interest expenses is mainly due to the increase in interest bearing debt.

For the nine months ended November 30, 2011 and 2010, we have incurred a total interest expense in the amount of $112,946 and $48,240, respectively. The increase of interest expenses is mainly due to the increase in interest bearing debt.

Liquidity and Capital Resources

Cash flows used for operations were $779,330 during the nine months ended November 30, 2011, compared to net cash used for operations of $727,786 during the prior year period. The increase in cash used in operations is primarily due to the decrease of accounts payable.

Net cash used in investing activities for the nine months ended November 30, 2011 was $8,081, compared to net cash used in investing activities of $111,473 for the nine months ended November 30, 2010. Net cash used in investing activities for the nine months ended November 30, 2011 was mainly for the purchase of mining rights and properties. Net cash used in investing activities for the nine months ended November 30, 2010 was mainly for the deposit for reclamation bonds of $110,120.

Cash provided by financing activities was $1,152,500 and $944,197 for the nine months ended November 30, 2011 and 2010, respectively. During the nine months ended November 30, 2011, we received proceeds from notes payable and convertible notes of $460,000 from unrelated third parties and $92,500 from related parties, repaid notes payable of $170,000 and received net proceeds from issuance of common stocks of $770,000. During the nine months ended November 30, 2010, we received proceeds from convertible notes of $85,000 from unrelated third parties and $746,690 from related parties, and received contributed capital of $112,507.

As at November 30, 2011, we had a cash balance of $370,126 and a working capital deficit of $436,737.

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

Going Concern Consideration

The report of our independent registered accounting firm for the period ended February 28, 2011 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2012.

Off-Balance Sheet Agreements

As of November 30, 2011, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to our inability to sufficiently segregate duties as a result of a small number of personnel in the Company and to not have an audit committee in place.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

On November 4, 2011, the Board of Directors of Varca and Wildcat authorized the issuance of 633,333 shares of Varca's common stock to R Squared Incorporated ("R Squared") in connection with a settlement agreement between Wildcat and R Squared regarding payment for past services performed by R Squared. Pursuant to the terms of the agreement, the shares were to be issued upon execution of the agreement, which occurred on November 4, 2011.  The aggregate value of the 633,333 shares on such date is $190,000.  The offering and sale of the shares was not registered under the Securities Act of 1933, as amended (the "Securities Act"), but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.  R Squared took the shares for investment purposes without a view to distribution. Furthermore, it had access to information concerning the Company and its business prospects; there was no general solicitation or advertising for the purchase of the shares; and the shares are restricted pursuant to Rule 144 under the Securities Act.

On November 8, 2011, the Board of Directors of Varca and Wildcat authorized the issuance of 50,000 shares of Varca's common stock to American Business Writers Corporation ("ABWC") in connection with an agreement between Wildcat and ABWC regarding the performance of communication and public relations services by ABWC to the Company for a period of 12 months.  These shares have not yet been issued.  The aggregate value of the 50,000 shares on such date is $60,000 based on the market price of the shares at the issuance of the contract.  The offering and sale of the shares was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.  ABWC took the shares for investment purposes without a view to distribution. Furthermore, it had access to information concerning the Company and its business prospects; there was no general solicitation or advertising for the purchase of the shares; and the shares are restricted pursuant to Rule 144 under the Securities Act.

ITEM 6.  EXHIBITS.

Exhibit	Description
2.1	Share Exchange Agreement, by and between Varca Ventures, Inc., Wildcat Mining Corporation and the stockholders of Wildcat Mining Corporation, dated October 7, 2011 *

2.2	Plan of Share Exchange by and among Varca Ventures, Inc. and Wildcat Mining Corporation, dated October 7, 2011*

3.1	Articles of Incorporation **

3.2	Bylaws **

3.3	Articles of Exchange, filed with the Secretary of State of the State of Nevada on October 7, 2011*

10.1	Employment Agreement with Roger Tichenor, dated October 7, 2011*

10.2	Employment Agreement with Randall Oser, dated October 7, 2011*

10.3	Employment Agreement with Paul Serluco, dated October 7, 2011*

10.4	Consulting Services Agreement by and between Wildcat Mining Corporation, Greenberg Traurig, LLP and CLC Associated, Inc., dated April 14, 2011*

10.5	Consulting Services Agreement by and between Wildcat Mining Corporation, Greenberg Traurig, LLP and EnviroGroup Limited, dated August 2, 2011*

10.6	Consulting Services Agreement between Wildcat Mining Corporation and EIS Solutions, Inc., dated November 10, 2010*

10.7	Consulting Services Agreement by and between Wildcat Mining Corporation, Greenberg Traurig, LLP and Geosyntec Consultants, Inc., dated March 23, 2011*

10.8	Independent Contractor Services Agreement between Wildcat Mining Corporation and George Robinson, dated November 24, 2010*

10.9	Sale and Purchase Agreement between Wildcat Mining Corporation and James M. Clements dated, February 8, 2011*

10.10	Mining Deed granted by James M. Clements to Wildcat Mining Corporation, dated February 8, 2011 *

10.11	Recreation Easement granted by Wildcat Mining Corporation to Aaron & Sharon Taylor, dated February 21, 2011*

10.12	Perpetual Non-Participating Production Royalty Deed granted by Wildcat Mining Corporation to Aaron & Sharon Taylor, dated February 21, 2011*

10.13	Promissory Note assumed by Wildcat Mining Corporation and payable to Old Idaho Properties, LLC, dated November 27, 2006*

10.14	Deed of Trust assumed by Wildcat Mining Corporation for the benefit of Old Idaho Properties, LLC, dated November 27, 2006*

10.15	Modification of Promissory Note and Deed of Trust executed by Wildcat Mining Corporation and Old Idaho Properties, LLC, effective as of February 24, 2010*

10.16	Mining Lease between Wildcat Mining Corporation and Fairview Land Corp., dated June 1, 2006*

10.17	Amendment and Ratification of Mining Lease between Wildcat Mining Corporation and Fairview Land Corp., dated June 1, 2006*

10.18	Loan Agreement for Subordinated Secured Promissory Notes of Wildcat Mining Corporation, dated March 21, 2011*

10.19	First Amendment to Loan Agreement for Subordinated Secured Promissory Notes of Wildcat Mining Corporation, dated May 24, 2011*

10.20	Form of Subordinated Secured Promissory Note of Wildcat Mining Corporation*

10.21	Deed of Trust executed by Wildcat Mining Corporation for the benefit of the holders of Wildcat Mining Corporation's Subordinated Secured Promissory Notes, dated March 21, 2011*

10.22	Office Lease Agreement with JJR Ringling Enterprises, LLC, dated October 7, 2011*

10.23	Stockpile Royalty Agreement by and among Wildcat Mining Corporation and the investors party thereto, dated October 7, 2011*

10.24

Declaration of Trust for the benefit of Varca Ventures, Inc., dated February 10, 2010 (Incorporated herein by reference to Varca Ventures' Registration Statement on Form S-1 filed with the SEC on May 5, 2010)*

10.25	Settlement Agreement between Wildcat Mining Corporation R2 dated November 4, 2011.***

10.26	Public Relations Agreement between Varca and American Business Writer dated November 8, 2011.***

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.***

31.1	Certification of Principal Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 ***

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 ***

NOTES

*  Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on November 2, 2011

**  Incorporated herein by reference to Varca Ventures' Registration Statement on Form S-1 filed with the SEC on May 5, 2010

***  Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VARCA VENTURES, INC.
(Registrant)

Dated: January 17, 2012	By:	/s/ Roger Tichenor
Roger Tichenor
Chief Executive Officer
(Principal Executive Officer)

Dated: January 17, 2012	By:	/s/ Paul Serluco
Paul Serluco
Chief Financial Officer
(Principal Financial and Accounting Officer)