Form 10-K/A
period 2011-03-31
Varca Ventures, Inc.
filed 2012-02-21
CIK 1490700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2011

Or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to__________

Commission File Number 333-166548

VARCA VENTURES, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	98-0658381
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

23 Kinora Grove NW
Calgary, Alberta, Canada T3R 0A4
(Address of principal executive offices)

403-452-8809
(Registrant's telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:  None

Securities Registered Under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act.   [ ] Yes [X] No.

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Securities Act.  [ ] Yes [X] No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days.   [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in defmitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [X] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: 2,800,000 common shares at $0.02* = $56,000. (* - last price at which the Corporation offered stock for sale under its S-1 registration statement.  For purposes of this computation, our sole director and executive officer of the registrant is considered to be affiliates of the registrant.  As of April 26, 2011, no bid or asked prices are available. Registrant was approved for trading on the OTCBB on June 28, 2010.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.6,800,000 common shares issued and outstanding as of April 26, 2011.

EXPLANATORY NOTE

On April 27, 2011, Varca Ventures, Inc., a Nevada corporation (the “Company”), filed its Annual Report on Form 10-K for the year ended March 31, 2011 ("Original Filing").  On the cover page of the Original Filing it was inadvertently disclosed that the Company’s common stock, $0.0001 par value, is registered under Section 12(g) of the Exchange Act of 1934, as amended (the “Exchange Act”).  However, none of the Company’s securities are, nor have ever been, registered under Section 12(g) of the Exchange Act.

The Company is filing this Annual Report on Form 10-K/A (the “Form 10-K/A”) to amend the Original Filing so that it correctly states that none of the Company’s securities are registered under Section 12(g) of the Exchange Act.

Except as described above, no other changes are made to the Original Filing and this Form 10-K/A does not modify or update any other information in the Original Filing. Information not affected by the correction described above is unchanged and reflects the disclosures made at the time of the Original Filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 21, 2012	Varca Ventures, Inc.

/s/ Roger Tichenor
Chief Executive Officer
(Principal Executive Officer)

3