Form 10-K
period 2012-02-29
Varca Ventures, Inc.
filed 2012-05-29
CIK 1490700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number 333-166548

VARCA VENTURES, INC.

(Exact name of registrant as specified in its charter)

NEVEDA (State or other jurisdiction of incorporation or organization)	98-0658381 (I.R.S. Employer Identification Number)

1630 Ringling Blvd.

Sarasota, FL 34236

(Address of principal executive offices) (Zip code)

(941) 951-0787

(Registrant’s telephone number, including area code)

________________________________

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of August 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $0, based on the average bid and asked price of such common stock on such date.

As of May 29, 2012, there were 70,198,447 shares of common stock outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report on Form 10-K (“Annual Report”) that are subject to risks and uncertainties.  Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are subject to the “safe harbor” created by those sections.  The forward-looking statements in this report are based on our management’s beliefs and assumptions and on information currently available to our management.  You can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or “would” and similar expressions intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements.  We discuss many of these risks, uncertainties and other factors in this document in greater detail under the heading “Risk Factors.”  We believe it is important to communicate our expectations to our investors.  However, there will be events that we are not able to predict accurately, or over which we have no control.  The risks described in “Risk Factors” included in this Annual Report, as well as any other cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Before you invest in our common stock, you should be aware that the occurrence of the events described in “Risk Factors” and elsewhere in this Annual Report could harm our business.

The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things: (1) our growth strategies; (2) anticipated trends in the mining industry; (3) our ability to obtain and retain sufficient capital for future operations; and (4) our anticipated needs for working capital.  The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties.  Such forward-looking statements are also based on assumptions described herein.  The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized.  In addition, as disclosed in “Risk Factors”, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements.  Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations.  In light of significant uncertainties inherent in the forward-looking information included in this Annual Report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing.  You should read this document completely and with the understanding that our actual future results may be materially different from what we expect.  We hereby qualify our forward-looking statements by these cautionary statements.  Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.

BUSINESS

History and Organization

The registrant, Varca Ventures, Inc. (“Varca”), was incorporated in the State of Nevada on January 19, 2010 as an exploration stage mining company engaged in the acquisition and exploration of mineral properties.  On October 7, 2011, Varca completed a share exchange transaction (the “Share Exchange”) with Wildcat Mining Corporation (“Wildcat”).  Wildcat was incorporated in the State of Nevada on October 5, 2005, and was also an exploration stage mining company engaged in the acquisition and exploration of mineral properties.  Pursuant to the Share Exchange on October 7, 2011, Varca acquired all of the issued and outstanding stock of Wildcat in exchange for 63,215,114 shares of common stock of Varca, and Wildcat became a wholly-owned subsidiary of Varca.

For accounting purposes, the Share Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the Share Exchange has been treated as a recapitalization of Varca, with Wildcat as the accounting acquirer.  Consequently, the historical financial statements of Wildcat are now the historical financial statements of Varca.

Unless otherwise indicated, or the context otherwise requires, as used in this Annual Report, “we,” “us,” “our” “Company” or “Varca” refers to Varca together with its wholly-owned subsidiary, Wildcat, and their respective businesses following completion of the Share Exchange.

Developments During the Past Year

Wildcat Mining Corporation was awarded a Colorado Division of Reclamation Mining and Safety mining permit on December 12, 2011. Four groundwater well permits were issued by the Colorado State Engineers Office.  In addition, a United States Forest Service Special Use Permit and Colorado Department of Public Health and the Environment storm water management permit were obtained. Upon award of the permits Wildcat Mining Corporation and commenced the installation of storm water management control structures and commenced road, mine bench, augmentation pond and mine portal geotechnical investigations.  Areas affected during the installation of storm water best management controls and geotechnical drill pads were stabilized with straw mulch.

We own 15 patented lode mining claims located in La Plata County, Colorado and referred to as the “Idaho Property.” The Idaho Property covers approximately 141.5 acres and is improved with a mill.  We acquired the Idaho Property from James M. Clements, the founder of Wildcat.  In connection with the acquisition, we assumed Mr. Clements obligations under a promissory note he executed in connection with his acquisition of the property.  The note, secured by a Deed of Trust, has an outstanding principal sum of $425,000, payable in full as a balloon payment in February 2014.  We are required to pay monthly interest until maturity in the amount of approximately $2,800.

We also staked a mining claim on certain property covering 357 hectares (882.6 acres) located in the Similkameen Mining Division of British Columbia, Canada (the “Canadian Claim”).  The Canadian Claim is held by Iqbal Boga, as trustee, under a Declaration of Trust dated February 2, 2010 in favor of Varca. When the Share Exchange occurred the Canadian Claim reverted back to Mr. Nadeem Lila, Varca's sole officer and director prior to the Share Exchange.

We entered into a mining lease on June 1, 2006 with Fairview Land Company to explore, develop and conduct mining operations on 12 patented lode mining claims located on approximately 151 acres adjacent to the Idaho Property in La Plata County, Colorado and referred to as the “Mayday Property.”  The Idaho Property and Mayday Property are collectively referred to as the “Properties.”

The leasehold interest in the Mayday Property (the “Lease”) is for a period of ten years, and for so long thereafter as mining, production and/or development are being conducted for at least one day every year after the initial ten year term.  We have the right to terminate the Lease at any time upon 90 days written notice.  We are obligated to expend at least $15,000 towards costs for exploration, development, mining or related operations applicable to the Mayday Property during the sixth year of the Lease, $20,000 during the seventh year of the Lease and $30,000 during each subsequent year of the Lease.  The excess of expenditures in one year can be carried forward to meet subsequent year’s obligations.  We are also obligated to pay real estate and personal property taxes related to the Mayday Property and on any improvements we place on the Mayday Property during the term of the Lease.

Exploration Activities

We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our Properties, or, if such mineral deposits are discovered, that we will enter into further substantial exploration programs.  Further exploration is required before a final determination can be made as to whether our mining claims possess reserves.  If our claims do not contain any reserves, all funds that we spend on exploration will be lost.  Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a reserve.

Reserves

We have not yet demonstrated the existence of proven or probable reserves at our Properties as defined in the U. S. Securities and Exchange Commission (“SEC”) Industry Guide 7 (“Guide 7”).  In Guide 7, the SEC defines a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Proven or probable reserves are those reserves for which: (1) quantity is computed; and (2) the sites for inspection, sampling, and measurement are spaced so closely that the geologic character is defined and size, shape and depth of mineral content can be established (proven) or the sites are farther apart or are otherwise less adequately spaced but high enough to assume continuity between observation points (probable).  Reserves cannot be considered proven and probable unless and until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable.

Competitive Business Conditions

The exploration for, and the acquisition of gold and silver properties, are subject to intense competition.  Due to our limited capital and personnel, we are at a competitive disadvantage compared to many other companies with regard to exploration and, if warranted, development of mining properties.  Our present limited funding means that our ability to compete for properties to be explored and developed is limited.  We believe that competition for acquiring mineral prospects will continue to be intense in the future.

Royalties and Easements

In connection with the acquisition of the Idaho Property, we granted Aaron and Sharon Taylor (“Grantees”) a perpetual non-participating production royalty deed on all of the metallic and non-metallic minerals of every kind and character produced from the Idaho Property.  The royalty is 3.5% of our net smelter returns and 7.0% of the net proceeds we receive upon any sale of minerals in raw form other than to a smelter or processing facility.  We also granted Grantees an access and use easement to the Idaho Property for recreational purposes.  The easement expires upon the fifth anniversary of the date of death of the last surviving of the Grantees.

Pursuant to the terms of the Lease regarding the Mayday Property, we are required to pay advance minimum royalties of $5,000 on each anniversary of the Lease.  Furthermore, during the term of the Lease, the lessor will receive a production royalty, after all advance royalty payments have been recaptured, of between 5% - 9.5% of our net smelter returns depending on the price of gold.  At the current price of gold, we would have to pay royalties of 9.5% to the lessor.

Investors in a private offering of our common stock completed immediately prior to the Share Exchange will receive a royalty of 3% of any net proceeds we receive from selling or processing ore that has been previously mined and stockpiled above ground on the Properties.

In January 2012, in connection with a $400,000 secured subordinated note we issued to Sarasota Varca Associates, LLC (“SVA”), we granted SVA a perpetual non-participating production royalty deed on all of the metallic and non-metallic minerals of every kind and character produced from the Idaho Property.  The royalty is 1.0% of the net proceeds received from a purchaser, smelter or other processing facility.

Governmental Regulations and Permits

The laws, rules and regulations we are subject to include, but are not limited to, the laws of the State of Colorado, including but not limited to the regulations and permits promulgated or issued by the State of Colorado, Department of Natural Resources, Division of Reclamation, Mining and Safety (“CDRMS”), and the Department of Public Health and Environment (“CDPHE”), as well the laws of the United States, including but not limited to the regulations and permits promulgated or issued by the U.S. Environmental Protection Agency (“EPA”), the U.S. Army Corps of Engineers (the “Corps”), the U.S. Forest Service (“USFS”) and the U.S. Mine Safety and Health Administration (“MSHA”), as well as the ordinances of La Plata County, Colorado, as we carry out our exploration program.

We have received required permits and approvals from the Corps for impacts to adjacent wetlands during construction activities associated with improvements to the primary access road to the Properties and from the USFS for temporary use of a USFS road to access the Properties during the permitting process.  Colorado Division of Reclamation Mining and Safety issued a mining permit on December 12, 2012 authorizing Wildcat Mining Corporation to finalize road and mine portal designs and to prepare the pre-existing access roads to support future mining activities. We have also received one permit from Colorado Department of Public Health and the Environment (CDPHE) relating to storm water discharge, and are awaiting approval on modification of a previously issued storm water discharge permit to reflect our currently proposed mining activities.  We are exempt from CDPHE air permitting requirements since any milling will be conducted underground, and emission controls will be in place.

On April 9, 2012, the EPA determined that we were in violation of section 301 of the Clean Water Act (“CWA”). Section 301 of the CWA prohibits the discharge of pollutants into waters of the United States except as in compliance with section 404 of the CWA. Section 404 authorizes the Unites States Army Corps of Engineers to issue permits allowing discharges of dredged or fill material into waters of the United States. The violations were the result of Wildcat’s construction actions that took place in 2008. These actions discharged dredged or fill materials into water of the United States without authorization. The Order describes actions necessary for us to achieve compliance with Sections 301 and 404 of the CWA. We have responded to the EPA and, through our efforts to satisfy the requirements levied by CDRMS. We are seeking approval from CDRMS and EPA to execute a remediation plan that will satisfy the requirements of the Order. There is the possibility of additional civil penalties and we are hopeful that our remediation efforts will satisfy the actions necessary to achieve compliance with the Order and avoid additional civil penalties. We do not expect the costs of the remediation effort or potential regulatory penalties to be significant.

Employees

As of May 25, 2012, we have eight staff members, all of whom are IRS Form 1099 contract and full-time.  None of our staff members is subject to any collective bargaining agreements.  We believe that our relationship with our staff members is good.

ITEM 1A.

RISK FACTORS

This section sets forth certain of the material risks faced by us.  You should carefully consider the risks described below in conjunction with the other information in this Annual Report and related financial statements.  These risks are not the only risks we face.  Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks identified throughout this Annual Report, or by other risks that have not been identified or that we may believe are immaterial or unlikely.

Risks Related to the Company, Industry and Financial Results

We have no proven or probable reserves, and we may never find commercially viable reserves.

The Properties do not have any proven or probable reserves.  A “reserve,” as defined by the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced.  We have not carried out any feasibility study with regard to the Properties.  As a result, we currently have no reserves and there are no assurances that the Properties contain any reserves.

Mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines.  We cannot assure you that any future mineral exploration and development activities will result in any discoveries of proven or probable reserves as defined by the SEC since such discoveries are remote.  Further, we cannot provide any assurance that even if we discover commercial quantities of mineralization, it will be brought into commercial production.  Development of our Properties will follow only upon obtaining sufficient funding and satisfactory exploration results.

We are an exploration stage company, but have not yet commenced exploration activities on our Properties.  We expect to incur operating losses for the foreseeable future.

Since inception, we have been involved primarily in acquiring mineral claims.  We have not commenced mill production or rehabilitation of the mine workings or equipment for either the Idaho Property or the Mayday Property.  Furthermore, it will take us approximately 90 days from start of mill repair to get the Mayday Property mill operational due to the cave-in which occurred in the first quarter of 2010.  We have not commenced exploration on either of the Properties to determine if there are any proven or probable reserves.  Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We have not earned any revenues as of the date of this Annual Report.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Properties that we plan to undertake.  Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We expect to incur significant losses into the foreseeable future.  We recognize that if mineral production is not forthcoming from the Properties, we will not be able to continue business operations.  We have no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

Without additional funding, which we may not be able to obtain, we will be unable to implement our business plan.

We are an exploration stage company with no revenues or operating activities.  Our operations to date have consumed substantial capital resources and our current operating funds are less than necessary to complete our intended exploration program on the Properties. We will need additional funds to complete our business plan; without it our business will likely fail.  If we raise additional funds through equity or debt financings to finance our future operations, any equity financings could result in dilution to our stockholders and debt financing would result in increased interest expense. Furthermore, any financing, if available, may be on unfavorable terms.

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise money. As a result, our auditor has expressed substantial doubt about our ability to continue as a going concern.

We have accumulated losses of $6,119,586 for the period from inception to February 29, 2012, and have no revenues to date.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the exploration and mining of our mineral claims.  These factors raise substantial doubt that we will be able to continue as a going concern.  Our independent auditor has issued an audit opinion on our financial statements for the year ended February 29, 2012, which includes a statement expressing substantial doubt as to our ability to continue as a going concern.  Such an opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  As a result we may have to liquidate our business and you may lose your investment.  You should consider our auditor's opinion when determining if an investment in us is appropriate for you.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations.

Our operations, including our planned exploration activities, on the Properties require permits from the state and federal governments.  We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all.  If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of the Properties will be adversely affected.

Our production capability with respect to the Properties could be limited by financial and market factors.

Mineral exploration is highly speculative. It involves many risks and is often non-productive.  Even if we are able to confirm reserves on the Properties, our production capability will be subject to further risks including:

-  The costs of bringing the Properties into production including obtaining necessary permits, exploration work, preparation of production feasibility studies, and construction of production facilities, including the rehabilitation of the existing  mines and mill site, all of which we have not budgeted for;

-    The availability and costs of financing;

-    The ongoing costs of production; and

-    Risks related to compliance with environmental laws and regulations and related restraints.

The marketability of any minerals discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of smelting facilities interested in purchasing ore mined on the Properties, and other factors such as government regulations, including regulations relating to allowable production, the importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of us finding and commercially exploiting sufficient reserves on our Properties are remote and funds expended on exploration will likely be lost.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Properties that we plan to undertake.  These potential problems include, but are not limited to, encountering unusual or unexpected rock formations, formation pressures, fires, power outages, labor disruptions, inability to locate experienced mining staff, flooding, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor, as well as other unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Most exploration projects do not result in the discovery of commercially mineable mineral deposits.  Problems such as unusual or unexpected formations and other conditions are common to mineral exploration activities and often result in unsuccessful exploration efforts.  If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration.  Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, fires, flooding, landslides, cave-ins and environmental and other hazards against which we cannot insure or against which we may elect not to insure.  At the present time we have no insurance to cover against these hazards.  The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program and could reduce or eliminate any future profitability, resulting in increasing costs and a decline in the value of the shares of our Securities.

The Properties are subject to royalties on production.

As part of the Mayday Property lease, we granted lessor royalties of 5% - 9.5% of net smelter returns depending on the price of gold.  At the current price of gold, we would have to pay royalties of 9.5% to the lessor.  In connection with the purchase of the Idaho Property, we granted Grantees royalties of 3.5% of net smelter returns and 7.0% of the net proceeds we receive upon any sale of minerals in raw form other than to a smelter or processing facility.  We also granted the investors in a private offering of our common stock completed immediately prior to the Share Exchange a royalty of 3% of any net proceeds received from selling or processing ore that has been previously mined and stockpiled above ground on the Properties.  In connection with a recent $400,000 loan, we granted SVA a perpetual non-participating production royalty of 1.0% of the net proceeds received from a purchaser, smelter or other processing facility of any metallic and non-metallic minerals produced from the Idaho Property.  In addition, historical royalties may be asserted by third-parties which are currently unknown to us.

Because our officers and/or directors do not have any formal training specific to the technicalities of mineral exploration and mining, there is a higher risk our business will fail.

Other than Randall Oser, whose has a B.S. in Geology, no member of our board of directors (the “Board”) nor any officers have any formal training in the technical aspects of mineral exploration and underground mining or the management of a mineral exploration company.  With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry.  Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.  We rely on the opinions of consulting geologists that we retain from time to time for specific exploration projects or property reviews.  As a result of management's inexperience, we face a greater risk of being unable to achieve profitability or complete our business plan.

Fluctuating gold, metal and mineral prices could negatively impact our business plan.

The potential for profitability of our gold and other metal and mineral mining operations and the value of any mining properties we may acquire will be directly related to the market price of gold and the metals and minerals that we mine. Historically, gold and other mineral prices have widely fluctuated, and are influenced by a wide variety of factors, including inflation, currency fluctuations, regional and global demand and political and economic conditions.  Fluctuations in the price of gold and other minerals that we mine may have a significant influence on the market price of our common stock and a prolonged decline in these prices will have a negative effect on our results of operations and financial condition.

As we undertake exploration of our mining claims, we will be subject to compliance with governmental laws, rules and regulations that materially restrict mineral exploration, and may increase the anticipated timing and cost of our exploration program.

We are subject to numerous laws, rules and regulations promulgated by agencies and departments of the United States, the State of Colorado as well as La Plata County, Colorado as we carry out our exploration program.  We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws.  We may also be subject to enforcement for alleged violations of these and other federal, state and local laws, regulations and ordinances.  If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater.  Permits and regulations will control all aspects of the production program if the project continues to that stage.  Examples of regulatory requirements include:

(a)

Water discharge will have to meet drinking water standards;

(b)

Dust generation will have to be minimal or otherwise abated;

(c)

Mining rock disposed on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(d)

An assessment of all material to be left on the surface will need to be environmentally benign;

(e)

Ground water will have to be monitored for any potential contaminants;

(f)

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be mitigated; and

(g)

There may have to be an impact report of certain aspects of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.  We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken.  Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible.  Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits.  Reclamation is the process of bringing the land back to its natural state after completion of exploration activities.  Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program.  If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

In addition, our operations may be subject to new environmental regulations promulgated by government agencies from time to time.  Environmental legislation provides for or could provide for financial assurance or certain restrictions and prohibitions on spills and release or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailings disposal areas which would result in environmental pollution.  A breach of such legislation may result in the imposition of fines and penalties, or certain additional permitting or compliance obligations.  Environmental legislation is evolving in such a way that standards, enforcement, fines and penalties for non-compliance are tending to become more stringent.  Furthermore, certain types of operations require the submission and approval of environmental impact assessments.  Environmental impact assessments of proposed projects carry a heightened degree of responsibility for us and our directors, officers and consultants.

There can be no assurance that we will be able to obtain all necessary licenses and permits that may be required to conduct exploration, development and mining operations on the Properties.

CDRMS has completed its review of the Mining Permit application and has made a recommendation to the Mining Board that the Mining Permit application be approved with conditions, despite objections to the Mining Permit application from certain neighbors and other parties. The Mining Permit application was approved with conditions by the Mining Board after a formal hearing on November 9, 2011.

In addition to the Mining Permit, we also filed an application with La Plata County for a Class II Land Use Permit.  The La Plata County Planning Department will recommend approval, approval with conditions or denial of this permit to the La Plata County Planning Commission.  The La Plata County Planning Commission will approve, approve with conditions or deny the application, which will then be presented to the La Plata County Board of Commissioners for final approval, approval with conditions or denial.  Again, there are no guarantees whether the La Plata County Board of Commissioners will approve the land use permit application.  Furthermore, we are also awaiting approval of a permit from CDPHE for metal mining storm water discharges, and there is no guarantee this permit will be approved.

Because we have not yet surveyed the Properties, we may discover mineralization on our claims that is not within our claim boundaries.

We have not conducted a title search of the patented mining claims, nor have we surveyed the boundaries of the Properties.  Until the claims are surveyed, the precise location of the boundaries of the claims may be in doubt.  If we discover mineralization that is close to the claims' boundaries, it is possible that some or all of the mineralization may occur outside the boundaries.  In such a case we would not have the right to extract those minerals.

We can provide no assurance that we will be able to successfully advance the mineral claims into commercial production, if we discover commercial reserves of precious metals on our Properties.

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production.  Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in this offering.  Furthermore, the most likely source of future funds is through the sale of equity capital.  Any sale of share capital to raise operating funds will result in dilution to existing stockholders.

If access to our mineral claims is restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

It is possible that snow or rain could cause the mining roads providing access to our claims to become impassable.  If the roads are impassable we would be delayed in our exploration timetable.

Based on consumer demand, the growth and demand for any ore we may recover from our claims may be slowed, resulting in reduced revenues to the Company.

We can provide no assurance that we will successfully mine commercial quantities of ore or ore of commercial quality.  Even if we do produce sufficient quantity or quality of ore, we can provide no assurance that a ready market will exist for such ore.  Numerous factors beyond our control may affect the marketability of the ore, such as market fluctuations; the proximity and capacity of natural resource markets and processing equipment; and government regulations, including government regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

If we fail to make required expenditures, we could lose our rights to the Mayday Property.

The Mayday Property lease continues after the initial ten year term for so long thereafter as mining, production and/or development are being conducted for at least one day every year.  In addition, starting in June 2011, we are obligated to expend at least $15,000 towards costs for exploration, development, mining or related operations applicable to the Mayday Property during the sixth year of the lease, $20,000 during the seventh year of the lease and $30,000 during each subsequent year of the lease.  The excess of expenditures in one year can be carried forward to meet subsequent year’s obligations.  Failure to make the required levels of expenditures could result in a forfeiture of the right to mine the Mayday Property.

Our industry is highly competitive, attractive mineral lands are scarce and we may not be able to obtain quality properties.

We compete with many companies in the mining industry, including large, established mining companies with capabilities, personnel and financial resources that far exceed our limited resources.  In addition, there is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in the United States, and other areas where we may conduct exploration activities.  We are at a competitive disadvantage in acquiring mineral properties, since we compete with these larger individuals and companies, many of which have greater financial resources and larger technical staffs.  Likewise, our competition extends to locating and employing competent personnel and contractors to prospect, develop and operate mining properties.  Many of our competitors can offer attractive compensation packages that we may not be able to meet.  Such competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties.  Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

Risks Related to Ownership of Our Common Stock

Because the public market for shares of our common stock is limited, investors may be unable to resell their shares.

Currently there is only a limited public market for our common stock on the -the-counter bulletin board (the “OTCBB”) in the United States.  Thus investors may be unable to resell their shares of our common stock.  The development of an active public trading market depends upon the existence of willing buyers and sellers who are able to sell their shares as well as market makers willing to create a market in such shares.  Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account.  Such decisions of the market makers may be critical for the establishment and maintenance of a liquid public market in our common stock.  Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time.  We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $.37 to a high of $1.55 on the OTCBB.  The trading price of our common stock on the OTCBB is subject to wide fluctuations in response to, among other things, the limited number of shares traded, and general economic and market conditions.  In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock.  The highly volatile nature of our stock price may cause investment losses for our stockholders.  In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities.  If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the price of our common stock.

At this time, no securities analyst provides research coverage of our common stock.  Further, securities analysts may never provide this coverage in the future.  Rules mandated by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and other restrictions led to a number of fundamental changes in how analysts are reviewed and compensated.  In particular, many investment banking firms are required to contract with independent financial analysts for their stock research.  It may remain difficult for a company with a smaller market capitalization such as ours to attract independent financial analysts that will cover our common stock.  If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our actual and potential market price and trading volume.

If one or more analysts elect to cover us and then downgrade our common stock, the stock price would likely decline rapidly.  If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.  This could have a negative effect on the market price of our shares.

Because we used to be a publicly traded shell company, we may not be able to attract the attention of major brokerage firms.

Additional risks to our investors may exist since, prior to the Share Exchange, we were a publicly traded shell company and, as a result of the Share Exchange, acquired an operating business through a reverse acquisition.  For that reason, security analysts of major brokerage firms may not provide coverage for us.  In addition, because of past abuses and fraud concerns stemming primarily from a lack of public information about new public businesses, there are many people in the securities industry and business in general who view reverse acquisition transactions with public shell companies with suspicion.  Without brokerage firm and analyst coverage, there may be fewer people aware of us and our business, resulting in fewer potential buyers of our securities, less liquidity and depressed stock prices for our investors.

Our common stock is considered to be a “penny stock” and is subject to rules which may limit a stockholder's ability to buy and sell our stock.

The SEC generally defines what is referred to as “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our common stock is a penny stock and as such is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules may discourage investor interest in, and limit the marketability of, our common stock.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

A significant number of shares will become eligible for future sale by our stockholders and the sale of those shares could adversely affect the stock price.

As of February 29, 2012, 5,600,000 shares of our common stock may be sold without restriction under the Securities Act.  Approximately 64,500,000 of our issued and outstanding shares of common stock are not eligible for resale under the Securities Act without restriction until November 2, 2012.  If our stockholders whose shares become eligible for resale on November 2, 2012 do sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

Directors, executive officers and principal stockholders own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

As of May 25, 2012, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, approximately 65% of our outstanding voting securities.  As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board and the outcome of issues requiring approval by our stockholders.  This concentration of ownership also may have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.  This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies.  The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company.  Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply.  Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence and/or governmental or private actions against us.  We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting.  In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.  We determined that our disclosure controls and procedures were effective at February 29, 2012.  Internal control over financial reporting was also effective at February 29, 2012.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.  We cannot assure you that we will implement and maintain adequate controls over our financial process and reporting in the future or that the measures we will take will remediate any material weaknesses that we may identify in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets.  Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We do not intend to pay cash dividends.  Any return on investment may be limited to the value of our common stock, if any.

We have never declared or paid cash dividends on our capital stock.  We do not anticipate paying cash dividends on our common stock in the foreseeable future.  We currently expect to use available funds and any future earnings in developing, operating and expanding our business and do not anticipate paying any cash dividends in the foreseeable future.  In addition, the terms of any future debt or credit facility we may obtain may preclude us from paying any dividends.  As a result, capital appreciation, if any, of our common stock will be a stockholder's only source of potential gain from our common stock for the foreseeable future.

Stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If future operations or acquisitions are financed through issuing equity securities, stockholders could experience significant dilution.  In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock.  We expect to issue additional equity securities pursuant to employee benefit plans.  The issuance of shares of our common stock upon the exercise of options may result in dilution to our stockholders.

Varca's Articles of Incorporation grant our Board the power to designate and issue preferred stock and additional shares of common stock.

Varca has authorized 25,000,000 shares of blank check preferred stock, none of which is currently outstanding.  The Board, without any action by our stockholders, has the authority to issue preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval.  The rights attached to the preferred shares will have rights and preferences senior to the rights and preferences of our common stock, which could adversely affect the value of shares of our common stock.  Also, any issuances of shares of preferred stock will dilute the percentage of ownership interest of then-current holders of our common stock and may dilute our book value per share.

Varca's has authorized 100,000,000 shares of common stock, 70,198,447 of which are currently issued and outstanding. The Board, without any action by our stockholders, may issue an additional 29,801,553 shares as the Board deems appropriate.  Any issuances of additional common stock will dilute the percentage of ownership interest of then-current holders of our common stock and may dilute our book value per share.

Provisions in the Nevada Revised Statutes (“NRS”) and Varca's Articles of Incorporation may prevent takeover attempts that could be beneficial to our stockholders.

Provisions in the NRS may make it difficult and expensive for a third-party to pursue a takeover attempt we oppose even if a change in control of the Company would be beneficial to the interests of our stockholders.  Any provision of Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their securities, and could also affect the price that some investors are willing to pay for our securities.  As a Nevada corporation, we are subject to NRS 78.438 which generally prohibits us from engaging in mergers and other business combinations with stockholders that have beneficially owned 10% or more of our voting stock for less than three years, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner.  Furthermore, the Board has the authority to issue up to 25,000,000 shares of preferred stock as it deems appropriate without stockholder approval.  The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of the Company.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Mining Claims

Idaho Property

We own the following 15 patented lode mining claims located in La Plata County, Colorado and referred to as the “Idaho Property.”

NAME OF CLAIM (Patented Lode)	PATENT U.S. SURVEY NUMBER
Idaho Millsite	18320
Idaho Millsite No.1	18321
Idaho Millsite No.2	18321
Alpine	18321
Lord Kitchener	17108
Hartford	17108
Gertrude	16616
Good Hope	17124
Sunrise	17124
Cathryn	16616
Midnight	19646
Helen	19515
Midnight No.2	19646
Pay Day	19516 "A"
Pay Day Millsite	19516 "B"

Mayday Property

We have a leasehold interest to explore, develop and conduct mining operations on the following 12 patented lode mining claims located adjacent to the Idaho Property in La Plata County, Colorado and referred to as the “Mayday Property.”

NAME OF CLAIM (Patented Lode)	PATENT U.S. SURVEY NUMBER
Gilmore Lode	16985
May Day Lode	16985
Golden Rule Lode	16985
Hesperus Lode	16985
Pat Lode	16985
Kenton Lode	16985
Cimarron Lode	16985
Tunnel Lode	19078
Tram Lode	19078
Boston Lode	19078
Brooklyn Lode	20171
Golden Rule Lode	8824

Location, History and Geology of the Properties

Location and Access

The Properties are located in the California Mining District on the southern slope of the La Plata Mountains in La Plata County, Colorado, approximately four miles north of Hesperus, Colorado and approximately 15 miles west of Durango, Colorado.  The Properties can be reached by taking State Road 160 west from Durango approximately 12 miles, turning north on County Road 124 and traveling approximately three miles to the entrance to the dirt access road on the right. Until we receive the required permits from the appropriate governmental bodies, any mining related use of the access road is prohibited.

History

The Idaho Property vein was discovered in 1902.  In 1907 the Valley View Gold Mining Company began producing ore on a large scale until about 1916.  Thereafter, the property was operated by various groups of lessees until it was acquired in 1933 by the La Plata Mountains Gold Mines Company.  All mining ceased in October 1942 pursuant the War Production Board Limitation Order L-208, which classified gold production as non-essential and directed all but the smallest of gold mines to shut down so their labor force could be used elsewhere to support the war effort.  The property was owned and operated by several people from the mid-1970's until Mr. Clements purchased the property in 2006.

The Mayday Property vein was discovered on the first of May, 1903, and put into production the same year by the Mayday Gold Mining and Milling Company, which operated the mine until 1920.  Thereafter, the property was leased to several different lessees and was actively mined until 1942 when all mining ceased pursuant the War Production Board Limitation Order L-208.  The mine sat idle until it was leased in the early 1960's to the Ferris Brothers, who opened the #1, #2 and #3 levels and completed both surface and underground exploration drilling.  They quit operations by the mid-1970's.  The property was then leased to several different operators until we entered into our current lease on the property.  The Mayday Property is still owned by the heirs of the person who purchased the initial discovery claim and opened the Mayday Property mine in 1903.

Geology

Precious metal veins on the Properties are largely hosted within a section of sedimentary rocks of Mesozoic age. Six sedimentary rock units of Triassic and Jurassic age have been intruded by late Cretaceous to Paleocene porphriytic igneous dikes.

The lowermost unit, the upper Triassic Dolores formation consists of soft red beds, dominantly mudstone with distinct limestone conglomerates.  The Dolores formation ranges from 400 to 700 feet thick and is a non productive ore host unit.

The Jurassic Entrada sandstone is one of the most distinctive and easily recognized rock units in the California Mining District and is a favorable ore host in several deposits.  The formation in the vicinity of the Properties ranges in thickness from 150 to 225 feet.  The Entrada consists of light-colored massive to strikingly cross-bedded sandstone made up of relatively coarse, well-rounded, glassy quartz grains with finer quartz grains filling the interstices; calcareous cement is common.

The Jurassic Wanakah formation contains two members: the Pony Express limestone and an overlying thicker marl member. A thin sandstone, the Bilk Creek sandstone, occurs locally between the Pony Express and the marl member.  The Pony Express limestone formation is rarely greater than 20 feet thick.  The Pony Express limestone member is a thin unit of dark-blue to gray to black relatively pure limestone.  The Bilk Creek sandstone, where present, consists of sandstone, generally about 20 feet thick, with horizontal and locally nodular bedding.  The marl member of the Wanakah formation is 25-200 feet thick and consists of slightly pink to green-gray marl, mudstone, and sandstone in lenticular beds.

The Morrison formation (Jm) consists of an upper member, the Brushy Creek member, and a lower member of the Salt Wash formation.  The Brushy Creek member is chiefly a greenish-gray bentonitic mudstone and claystone.  The Salt Wash member is mainly light-gray fine to medium-grained sandstone interbedded with thin beds of green-gray mudstone.  The unit is 350 to 400 feet thick and does not host gold.

The Stratigraphic sequence was intruded by dikes and sills of diorite to monzonite porphyry of variable texture, but always marked by phenocyrsts of white feldspar and dark-green to black hornblende.  The porphyry intrusions throughout the La Plata Mountains are of highly irregular form generally described as dikes, sills, small laccoliths, and small stocks.

Regulatory Requirements

We have a historic permit for the Mayday Property.  Initially, we sought to amend our historic permit to allow for renewed mining activities on the Mayday Property.  We also filed a permit to allow for renewed mining activities on the Idaho Property.  CDRMS denied our initial application for renewed mining activities on the Idaho Property, and we appealed this denial.  We then entered into a stipulation with CDRMS pursuant to which we withdrew our appeal of the Idaho Property permit application and our pending application for the Mayday Property, in exchange for CDRMS agreeing to consider a more complex Section 112d mining permit which includes both the Mayday Property and the Idaho Property (the “Mining Permit”).  We have filed our application for the Mining Permit.  CDRMS has deemed it complete and has accepted the application for filing.  CDRMS performed an adequacy review of the application to determine whether it met the requirements of the Colorado Mined Land Reclamation Act, the CDRMS Mining Regulations, and other laws.  CDRMS has completed its review and has made a recommendation that the Mining Permit application be approved with conditions, despite objections to the Mining Permit application from certain neighbors and other parties.  Ultimately, the Mining Permit application was approved with conditions by the Colorado Mined Land Reclamation Board (“Mining Board”) after a formal hearing on November 9, 2011.

In addition to the Mining Permit application, we also filed an application with La Plata County for a Class II Land Use Permit.  The La Plata County Planning Department will recommend approval, approval with conditions or denial of this permit to the La Plata County Planning Commission.  The La Plata County Planning Commission will approve, approve with conditions or deny the application, which will then be presented to the La Plata County Board of Commissioners for final approval, approval with conditions or denial.  Again, there are no guarantees whether the La Plata County Board of Commissioners will approve the land use permit application.

Water and Power

Pursuant to the Mayday Property lease, we have well access to groundwater at a consumptive use rate of 40 gallons per minute for use in mining, milling and industrial activities on the Mayday Property.  We have also been granted a water right from the Colorado Division of Water Resources (“CDWR”) for the conditional use of one cubic foot per second (capped at 12 acre feet per year) in mining, milling and industrial activities on the Properties.  We have also applied for a water well permit from CDWR for production and support of the augmentation requirements relative to our water rights.  CDWR has approved our groundwater monitoring permits.  The monitoring wells will be installed by the end of the second quarter of 2012.

The La Plata Electric Association provides electric power to adjacent properties via overhead utility lines along County Road 124.  We have not yet contacted the utility regarding the estimated cost to run power lines from County Road 124 to our mill operations.  Until a permanent power source is provided, we intend to install diesel powered generators sufficient to provide the power necessary to operate our facilities on the Properties.  We will install a 250 gallon diesel fuel tank which we estimate will permit a running time of approximately two weeks before refilling is required.

Present Condition of the Properties

The Properties are without known reserves, and our proposed mining program is exploratory in nature.

The Colorado Division of Reclamation Mining and Safety have issued a mining permit, however two outstanding Clean Water violations have not been resolved. We are working with the Colorado Division of Reclamation Mining and Safety, Colorado Department of Public Health and the Environment, EPA and the Army Corp to resolve the violations.

The Properties consist of a contiguous claim block with three mine benches and two mine entrances.  The Mayday Property contains a mill that was installed in 2009 at a cost of approximately $250,000.  The mill is located near a portal that collapsed in 2010.  We do not know the extent of the damage to the mill, if any.  After we repair the collapsed portal, and repair any damage to the mill and equipment, we intend to invest approximately $300,000 during 2013 retrofitting the mill.  Prior to the collapse, the estimated value of the mill and mine equipment on the Properties was $250,000.

With conditional approval of the Mining Permit by the Mining Board in hand, we started to initiate the following preliminary construction and reclamation activities to resolve the conditions for final approval imposed by CDRMS.  We estimate that the following activities will take us six months to complete, and cost approximately $500,000.

Construct new staging areas and the base of operation

Perform repairs and maintenance on existing access roads

Implement the storm water management plan

Repair collapsed May Day No 1. portal and complete May Day No. 2 drainage plan

Implement the environmental protection plan

Stabilize and complete the drainage plan for the chief portal

Retrofit the mill

Relocate current ore stockpiles to May Day No 1. adit or haul offsite for processing

Construct augmentation pond, if required

Complete required channel reclamation activities

After completing the preliminary construction and reclamation activities in accordance with all applicable governmental rules and regulations, we will commence a mill optimization phase prior to commencing any mining activities on the Properties.

Plan of Exploration

We intend to begin exploration activities on our Properties in 2013, provided we obtain additional loans or equity funding to do so.  Our plan of exploration is designed to explore and evaluate the Properties in an economically efficient manner.  Initially, the Properties will be geologically mapped and samples collected and assayed.  This mapping will emphasize vein intensity, rock type, and alteration.  In addition to the mapping, limited ground magnetic surveys may be run to help identify any geophysical anomalies.  The results of this initial work will guide follow-up geophysics and/or drilling.

To date, we have not conducted exploration drilling, though future plans anticipate drilling 11 holes to an average depth of 800 feet. As soon as access is gained to the underground mines, we intend to commence an underground coring program whereby we will explore the main stope of an area known as May Day No. 1.

Several sampling methods will be employed during exploration.  Channel and bulk samples will be obtained from the main stope of an area known as May Day No. 1.  Several blocks of ore will be sampled using underground core rigs and when surface exploration activities are approved, four exploration holes will be drilled to analyze a couple veins located on the Mayday Property known as the Brooklyn Vein and the Valley View Vein.

Samples will be logged, cataloged and archive by a certified professional geologist. Core and bulk samples will be analyzed for gold, silver, tellurium and other analytes required by law.  Samples will be analyzed by a registered and reputable laboratory and when necessary a sample split will be analyzed by a third party laboratory in accordance with our quality control and assurance procedures.  Exploration data will be posted to a relational data management system to generate a mine and mineral three dimensional block model.  Data to be stored includes geologic logs, descriptions, depths, fractures, faults, joints, mineralogy, XRF, and geochemical data.  This will enable us to generate various reports and maps showing geologic structure, ore reserves, and host rock geochemical and geotechnical characterization data.

We intend to explore utilizing a third party professional to oversee quality assurance and quality control procedures. We plan to develop the Properties ourselves, although our plans could change depending on the terms and availability of financing and the terms or merits of any joint venture proposals.

Climate and Terrain

The Properties are located in the Little Deadwood Gulch drainage of San Juan National Forest.  The climate in this portion of the central Rocky Mountains in southwestern Colorado can be variable with notable differences in microclimate due to slope, aspect, and elevation.

Typical mid-summer afternoon temperatures are in the upper 70oF, with nighttime around 40oF.  Conversely, the wintertime high temperatures are around 40oF, with nighttime in the low 10oF. In general, since temperatures decrease with an elevation increase in mountainous terrain, the lower portion of the site may be cooler than the higher locations.  Summer afternoon temperatures can decrease about 4o to 5oF per 1,000 ft.

The average annual precipitation for this area is 18 in.  This tends to be received throughout the year with most months receiving at or greater than 1 in of rain or water equivalent as snow.  Late summer through early fall receives the most moisture with July and August typically getting over 2 in.  On average, rainfall is lightest in midsummer, with June being the driest month.  Deviations from these averages are high both within months and between years.

Winter precipitation generally falls as snow from October through April.  The mean annual snowfall for this area over the last 50 years has been 80 in with over 15 in per month falling between December and February.  A portion of this snow melts during the warmer days; however, some snow accumulates without melting during midwinter, particularly in north-facing, shaded and level areas.  This accumulation and melt results in an average on ground snow depth of 12 to 15 in during January and February.  The remainder of the snow melts during May and June resulting in water run-off. All climate data is from the Fort Lewis, Colorado weather station as reported by the High Plains Regional Climate Center in Lincoln, Nebraska.

The La Plata Mountains are extremely rugged mountains, rising from the surrounding plane at about 7,000 ft to peaks above 13,000 ft.  The Properties are situated at the margin of this range, with the principal mine entrances at elevations between 8,900 and 9,400 ft and the Idaho Property mill at an elevation of 8,871 ft. Both are situated on a moderate slope, well above the valley floor of the La Plata River.  The mine portals and mill are away from the danger of avalanches, which plague the upper reaches of the La Plata River valley.

We entered into a lease with JJR Ringling Enterprises, LLC as of October 7, 2011 for 550 sq. ft. of office space located at 1630 Ringling Blvd, Sarasota, FL 34236.  The initial lease is for a term of six months; this lease was updated on May 3, 2012 and has a month to month term.  Monthly rent for this space is $1,000 plus 2/3 of monthly communication expense.  We consider our current office space arrangement adequate and will reassess our needs based upon the future growth of the Company.

ITEM 3.

LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions required to be disclosed by Item 103 of Regulation S-K.

ITEM 4.

MINE SAFETY DISCLOSURES

During 2011, Wildcat Mining Corporation was not issued any Federal Mine Safety and Health Act of 1977 violations.  In addition there are no legal actions pending before the Federal Mine Safety and Health Review Commission as of February 29, 2012.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded over-the-counter and quoted on the OTCBB under the symbol “VCRV.”  Prior to December 15, 2012, there was no established public trading market for our common stock.  The following table sets for the high and low bid prices of our common stock for the periods indicated.

The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended February 29, 2012
First Quarter	--	--
Second Quarter	--	--
Third Quarter	$1.55	$0.51
Fourth Quarter	$0.51	$0.37

Holders

As of the close of business on May 25, 2012, there were approximately 102 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock.  We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future.  Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our Board may deem relevant.  Our retained earnings deficit currently limits our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of February 29, 2012, about shares of our common stock outstanding and available for issuance under our equity compensation plan existing as of such day.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	n/a	n/a	n/a
Equity compensation plans not approved by security holders:	0	$ 0	4,700,000
Total	0	$ 0	4,700,000

2012 Incentive Compensation Plan

Our 2012 Incentive Compensation Plan (the “Compensation Plan”) was approved by the written consent of our Board and became effective February 3, 2012, subject to subsequent approval, within 12 months of such date, by a majority of our issued and outstanding shares of common stock eligible to vote in the election of directors.  Pursuant to the Compensation Plan, 4,700,000 shares of common stock will be reserved for issuance.  The purpose of the Compensation Plan is to assist us in attracting, motivating, retaining and rewarding high quality executives and other employees, officers, directors and independent contractors by enabling such persons to acquire or increase a proprietary interest in us in order to strengthen the mutuality of interest between such persons and our stockholders, and providing such persons with annual, long-term performance incentives to expend their maximum efforts in the creation of stockholder value.  The Compensation Plan enables our Board to grant various forms of equity compensation including options, restricted stock grants and other performance or incentive awards.

ITEM 6.

SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.

MANAGEMENT’S DUSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report.  This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Special Note Regarding Forward-Looking Statements.”  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Item 1A - Risk Factors” and elsewhere in this Annual Report.

Overview and Going Concern

We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs.  Further exploration is required before a final determination can be made as to whether our mining claims possess reserves.  If our claims do not contain any reserves, all funds that we spend on exploration will be lost.  Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have mineral reserves.

In the course of our exploration activities, we have sustained losses and expect such losses to continue unless and until we can achieve net operating revenues.  We expect to finance our operations primarily through our existing cash and future financings.  However, substantial doubt exists about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financings, or any combination thereof, or on satisfactory terms or at all.  Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs and to support our growth.  If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.  Our ability to complete additional financings is dependent on the state of the debt and equity markets at the time of any proposed financing, and such market's reception of us and the financing terms.  In addition, our ability to complete a financing may be dependent on the status of our business activities, which cannot be predicted.

Our audited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next 12 months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Results of Operations

Fiscal Years Ended February 29, 2012 and February 28, 2011

Revenues

We are in the exploration stage and have had no revenues since our inception.

Exploration Expenses

Exploration expenses decreased $226,997 to $504,107 for the fiscal year ended February 29, 2012, as compared to $731,104 for the fiscal year ended February 28, 2011. This overall decrease was primarily the result of decreased expenditures for permitting fees, consultants and professional services for the permitting process.

Permitting fees and expenses were $129,428 for the fiscal year ended February 29, 2012, as compared to $554,907 for the fiscal year ended February 28, 2011.  This decrease was attributable to decreased engineering, consulting and professional fees expended for the permitting process.

Professional services costs were $168,997 for the fiscal year ended February 29, 2012 as compared to $50,871 for the fiscal year ended February 28, 2011 primarily due to the hiring of new consultants related to company operations and support of the permitting process.

General and Administrative Expenses

General and administrative expenses increased $1,141,053 to $1,760,724 for the fiscal year ended February 28, 2012, as compared to $619,671 for the fiscal year ended February 28, 2011. This overall increase was primarily the result of increased consulting fees, accounting and legal fees and other general and administrative costs as discussed in the following paragraphs.

Stock-based compensation costs were $879,000 for the fiscal year ended February 29, 2012, as compared to $32,145 for the fiscal year ended February 28, 2011. This increase was attributable to 750,000 shares of common stock issued to marketing consultants.

Accounting and legal fees increased $139,391 or 32%, to $573,802 for the fiscal year ended February 29, 2012, as compared to $434,411 for the fiscal year ended February 28, 2011. Consulting fees were $219,538 for the fiscal year ended February 28, 2012, as compared to $40,029 for the fiscal year ended February 28, 2011.

Interest Income and Expense

For the fiscal year ended February 29, 2012 and the fiscal year ended February 28, 2011, the Company recognized interest income of $2,626 and $1,760, respectively. For the fiscal year ended February 29, 2012 and the fiscal year ended February 28, 2011, the Company recognized interest expense of $125,453 and $102,114, respectively. The increase in expense for the fiscal year ended February 29, 2012 was due to our issuance of interest bearing notes.

Net Loss

Our net losses for the fiscal years ended February 29, 2012 and February 28, 2011 were $2,404,209 and $1,463,440 respectively. The increase in net loss is attributable to the increases in expenses discussed above.

Liquidity and Capital Resources

As of February 29, 2012, we had cash on hand of $331,131 and total current assets of $1,373,922.  In addition, we had current liabilities totaling $821,815 for working capital deficit of $489,017 compared to a working capital deficit of $860,204 at February 28, 2011, with cash on hand of  $5,037.  During the fiscal year ended February 29, 2012, we have been dependent on the issuance of common stock and loans to pay our expenses.

In March 2011, we issued a series of convertible promissory notes totaling $32,500 to certain officers and directors.  The notes, along with accrued interest were converted into 2,425,827 shares of our common stock at the end of March, 2011.

In March 2011, we issued a series of five subordinated promissory notes totaling $160,000 to three individuals.  The debt accrued interest at 12% per annum and was due and payable in full on November 30, 2011.  The notes and all accrued interest were paid in full on November 30, 2011.

On May 3, 2011, we issued a convertible promissory note totaling $60,000 to a director. The note and all accrued interest were converted into 1,126,335 shares of our common stock on October 5, 2011.

In May 2011, we issued a total of $300,000 of secured convertible promissory notes to three investors under the terms of our $1,250,000 private debt offering memorandum, dated February 11, 2011.  These notes were converted into common stock.

During the fiscal year ended February 29, 2012, we raised $770,000 in private placements for 3,500,002 shares of common stock.  The proceeds from the private placement will be used to pay vendors and costs related to the preliminary construction and reclamation activities required to resolve the conditions for approval of the Mining Permit imposed by CDRMS.

In January 2012, we entered into a Loan Agreement with SVA and issued a subordinated note totaling $400,000.  The note accrues interest at the rate of 12% per annum and is due payable on or before July 31, 2013 and has a royalty payment of 1% of the net proceeds received from a purchaser, smelter or other processing facility.  We have the option to repay the entire principal amount of the note and all accrued and unpaid interest at any time prior to the maturity date upon payment of a penalty of 5% of the principal amount of the loan.  The note, and any additional notes up to the aggregate principal amount of the loan, is secured by a Deed of Trust dated January 28, 2012.  The Deed of Trust creates a subordinated security interest in certain lode mining claims on the Idaho Property, which also secure senior indebtedness having an outstanding principal balance of $425,000, payable in full as a balloon payment in February 2014.

We are an exploration stage company with no revenues or operating activities.  As of February 29, 2012, we have incurred cumulative net losses of $6,119,584 and our current operating funds are less than necessary to complete our intended exploration program on the Properties. We will need additional funds to complete our business plan; without it our business will likely fail.  Our ability to raise additional capital through the future issuances of common stock is unknown.  The acquisition of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations, are necessary for us to continue operations.  The uncertainty about our ability to successfully resolve these factors raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our financial statements.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred.  Costs of acquisition and costs of mineral rights are capitalized upon acquisition.  If proven and probable reserves exist and the property is determined to be a commercially mineable property, mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of production are also capitalized.  Costs incurred once production starts or to maintain assets on a standby basis are charged to operations.  If we do not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs, including related property and equipment costs.  To determine if these costs are in  excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value.

Income Taxes

We account for income taxes using the liability method whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes.  Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize the tax assets through future operations.

Stock-Based Compensation

We account for the grant of options to employees and the grant of shares to non-employees pursuant to the provisions of FASB ASC 718, Compensation - Stock Compensation, which establishes accounting for equity instruments exchanged for services.

Recent Accounting Pronouncements

We do not expect adoption of any recently issued accounting pronouncements to have a material effect on our financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm issued by GBH CPAs, PC for the audited financial statements as of and for the years ended February 29, 2012 and February 28, 2011 and for the period from October 5, 2005 (inception) through February 29, 2012 is included herein immediately preceding the audited financial statements.

Our audited financial statements are included following the signature page to this Annual Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of February 29, 2012, the year end period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, we have concluded that our disclosure controls and procedures were not effective as of such date.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Management has employed a framework consistent with Exchange Act Rule 13a-15(c) to evaluate internal control over financial reporting described below.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of February 29, 2012.  As a result of this assessment, management concluded that, as of February 29, 2012, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management identified the following material weakness at February 29, 2012:

1.

Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

2.

Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting.

Our inability to sufficiently segregate duties is due to a small number of personnel at the corporate headquarters which management expects to remedy upon the Company’s effort to obtain additional funding through operations.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of May 25, 2012.

Name	Age	Position
Roger Tichenor	49	Chief Executive Officer, Director
Randall Oser	41	President, Director
Paul Serluco	57	Chief Financial Officer
James Cerna	43	Director
Harold Libby	89	Director

A brief biography of our directors and executive officers follows.  Each director has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified.  Each executive officer serves at the discretion of our Board.

Roger Tichenor was appointed Chief Executive Officer and a director of Varca in connection with the Share Exchange; and has served as a Wildcat director since November 2010, its Chief Executive Officer since May 2011 and its President from November 2010 to May 2011.  Since 2004, he has been the Managing Director of Phoenix Capital Opportunity fund, LP, a private equity fund.  From 1994 to 2004, Mr. Tichenor was the president of Phoenix Capital Inc., a firm that consulted with public and private companies.

Randall Oser was appointed President and a director of Varca in connection with the Share Exchange; and has served as a Wildcat director and its President since May 2011.  From 2006 to 2011, Mr. Oser managed his family's assets and investments with Great Point Capital.  From 2003 to 2006, Mr. Oser was the President of CUZ Developers, a residential home construction company in New York.  From 1999 to 2003, Mr. Oser co-founded and operated TRK Group, a proprietary trading business, that was sold to E*trade in 2003. Mr. Oser's first job after college was field manager on soil and ground water remediation projects for three years for Subsurface Investigations.  Mr. Oser received a Bachelor of Science degree in Geology, with a minor in Environmental Science, in 1993 from Lafayette College.

Paul Serluco was appointed the Chief Financial Officer of Varca and Wildcat in connection with the Share Exchange. Prior to joining us, Mr. Serluco was the Chief Financial Officer of Renewable Energy Solutions from 2008 to 2011.  In 2000, Mr. Serluco founded Mediawise Communications and served as its Vice President of Finance until 2008.  Prior to Mediawise, he was a Business Director with the Boeing Company.  Mr. Serluco received a Bachelor of Arts degree in Economics and Finance in 1980 from Temple University, and a Master of Arts degree in Economics from Temple University in 1981.

James Cerna was appointed a director of Varca in connection with the Share Exchange; and has served as a director of Wildcat since May 2010 and its Chief Financial Officer from May 2010 to September 2011.  Mr. Cerna was appointed to his current position as a Director of Mesa Energy on December 2009.  From 2006 to 2009, Mr. Cerna served as Chairman of the Board and CEO of Lucas Energy, Inc. (NYSE, Amex: LEI).  From 2004 to 2006, Mr. Cerna was President of the privately held Lucas Energy Resources.  From 2001 to 2004, Mr. Cerna was the Chief Oil and Gas Analyst and CFO of Petroleum Partners LLC.  Mr. Cerna was the founder and CEO of NetCurrents, Inc., (NASDAQ: NTCS), an organization that focuses on Internet information monitoring and analysis.  Prior to NetCurrents, he was the manager of the GT Global/AIM Funds performance analysis group in San Francisco.

Harold Libby was appointed a director of Varca on March 15, 2012.  Since retiring to Sarasota Florida in 1997, Mr. Libby has become an active member in the Sarasota community serving on several local boards such as the Metropolitan Board of the YMCA, the Sarasota Ballet, the United Bank of Sarasota (now Synovus Bank) and the Aslo Theatre Board.  Prior to his retirement, Mr. Libby was the owner and founder of H. L. Libby Corporation, a commercial shopping center developer based in Pennsylvania.  Mr. Libby received both a Bachelor of Arts degree in Commerce and Accounting and a Juris Doctorate degree from The Ohio State University.

Relationships among Directors and Executive Officers

There are no family relationships between or among our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies or prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics applicable to all employees, management, and directors.  It is designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability.  We have posted our Code of Business Conduct and Ethics on our website located at www.varcaventures.com.

Audit Committee and Audit Committee Financial Expert

Our Board has not established any committees.  With only four members, the entire Board functions as and performs the duties and responsibilities typically carried out separately by committees, including an audit committee.  The Board has determined that James Cerna is an “audit committee financial expert” and is “independent” as defined under Rule 10A-3(b)(1) promulgated under the Exchange Act, but is not “independent” as defined under Nasdaq Listing Rule 5605(a)(2).  Under Nasdaq Listing Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is, or at any time during the past three years was, employed by the company or any subsidiary as an executive officer or otherwise.  Mr. Cerna had been Wildcat’s chief financial officer until his resignation on September 22, 2011.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation for services rendered in all capacities to us for the fiscal years ended February 29, 2012 and February 28, 2011 by our chief executive officer (principal executive officer) and our most highly compensated executive officers other than the chief executive officer whose total annual compensation was at least $100,000, who are referred to in this section as the named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards(1) ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Roger Tichenor,	2012	75,000	-	-	-
Chief Executive Officer (1)	2011	-	-	-	-	-

Nadeem Lila	2012	-	-	-	-	-
Chief Executive Officer (2)	2011	-	-	-	-	-

1)

Mr. Tichenor was appointed our Chief Executive Officer on October 7, 2011, in connection with the closing of the Share Exchange.  Salary accrues and is not payable until such time as we are in production and profitable based upon our most recent month end unaudited income statement.  Amounts reported include compensation paid to Mr. Tichenor by Wildcat beginning May 1, 2011 up to February 29, 2012.

2)

Mr. Lila resigned as our Chief Executive Officer, Chief Financial Officer and President on October 7, 2011, in connection with the closing of the Share Exchange.  No compensation was ever awarded to, earned by or paid to Mr. Lila.

Employment Agreements

On May 1, 2011, Wildcat entered into an employment agreement with each of the following executive officers of the Company: (1) Roger Tichenor, as its Chief Executive Officer; (2) Randall Oser, as its President; and (3) James Cerna, as its Chief Financial Officer and Treasurer.  Pursuant to the employment agreements, each executive officer is entitled to $7,500 per month in compensation, which accrued and is not payable until such time as the Company is in production and profitable based upon its most recent month end unaudited income statement. The May 1, 2011 employment agreements with Mr. Tichenor and Mr. Oser were terminated and replaced by the employment agreements we entered into with each person as of October 7, 2011. Mr. Cerna resigned as the Company’s Chief Financial Officer and Treasurer effective September 22, 2011. As of October 7, 2011, Mr. Tichenor, Mr. Oser and Mr. Cerna have each accrued compensation in the amount of $37,500, which is not payable until such time as Wildcat is in production and profitable based upon its most recent month end unaudited income statement.

We have entered into an employment agreement with each of the following executive officers: (1) Roger Tichenor, as our Chief Executive Officer; (2) Randall Oser, as our President; and (3) Paul Serluco, as our Chief Financial Officer and Treasurer.

Mr. Tichenor's and Mr. Oser's employment agreements are for a term commencing on October 7, 2011 and expiring on October 31, 2013, unless earlier terminated in accordance with its terms. Mr. Serluco's employment agreement is for a term commencing on October 7, 2011 and currently expiring on October 1, 2012 unless earlier terminated in accordance with its terms.

Under their employment agreements, Mr. Tichenor and Mr. Oser are entitled to annual salaries of $90,000, which accrue until such time as the Company is in production and profitable based on its most recent month end unaudited income statement.  If the Company is not in production and profitable as described above on or before March 31, 2013, or the term of employment is terminated for any reason prior to the expiration date, the executive has the option by giving written notice to us to either: (a) take a promissory note from us in the principal amount of the accrued base salary as of the date we receive the notice, subject to applicable withholding and other taxes, with interest accruing on the outstanding principal amount of the note at the rate of 10% per annum; or (b) receive shares of our unregistered common stock equal to the accrued base salary as of the date we receive the notice, subject to applicable withholding and other taxes, divided by the closing sales price of our common stock on the date we receive the notice. Mr. Serluco is entitled to an annual salary of $60,000, in each case subject to review and potential increase by our Board annually.

Under the employment agreements, if the executive's employment is terminated by us without cause, or by the executive for good reason, the executive would be entitled to continue to receive his base salary and benefits through the date of termination specified in the termination notice, as well as a lump sum payment equal to three months of the executive's base salary for Mr. Serluco and three times the amount of any accrued base salary for Mr. Tichenor and Mr. Oser.

Outstanding Equity Awards at 2012 Fiscal Year-End

No individual grants of stock options or other equity incentive awards have been made to any executive officer prior to or on February 29, 2012.

Director Compensation

We do not currently have an established policy to provide compensation to members of our Board for their services in that capacity, although we may choose to adopt a policy in the future.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of May 25, 2012 by: (1) each director; (2) each named executive officer; (3) all of our director and executive officers as a group, and (4) each stockholder identified as beneficially owning greater than 5% of our outstanding shares of common stock.  Beneficial ownership means sole or shared voting power or investment power with respect to a security.  We have been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.  To our knowledge, none of the shares reported below are pledged as security.

The percentage of outstanding common shares has been calculated based upon 70,198,447 shares of common stock outstanding on May 25, 2012. There are also 4,100,000 stock options outstanding as of May 25, 2012. There are no warrants and/or other convertible or exercisable securities outstanding as of May 25, 2012. Unless otherwise indicated, the address of each of the individuals and entity listed below is c/o Varca Ventures, Inc., 1630 Ringling Blvd, Sarasota, FL 34236.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Roger Tichenor (1)(2)	10,219,706	14.55
Randall Oser (1)	2,626,335	3.74
James Cerna (1)(3)	4,766,625	6.79
Harold Libby (1)	1,709,879	2.44
James Clements	12,330,740	17.57
Siesta Wildcat Mining, LLC (5)	7,288,234	10.38
On Purpose Wildcat Mining, LLC (5)	6,623,043	9.44

All directors and executive officers as a group (4 persons)	19,322,545	27.53

(1)  These are the directors and officers of the Company.

(2)  Includes 250,000 shares of common stock held by Mr. Tichenor and his wife as joint tenancy with right of survivorship, which Mr. Tichenor may be deemed to share voting and investment power with respect to these shares.  Includes 5,260,599 shares of common stock held by RAT Investment Holdings, LP, of which Mr. Tichenor is the sole member and manager and has sole voting and investment power with respect to these shares.  Includes 4,709,107 shares of common stock held by Phoenix Capital Opportunity Fund, LP, of which Mr. Tichenor is a managing director may be deemed to share voting and investment power with respect to these shares. Mr. Tichenor disclaims beneficial ownership of all shares held by Phoenix Capital Opportunity Fund, LP except to the extent of his pecuniary interest therein.

(3)  Includes 3,298,815 shares of common stock held by The James J. Cerna Jr. Rev Trust U/A/D 2/12/2000, of which Mr. Cerna is the trustee and has sole voting and investment power with respect to these shares. Mr. Cerna disclaims beneficial ownership of all shares held by The James J. Cerna Jr. Rev Trust U/A/D 2/12/2000 except to the extent of his pecuniary interest therein.

(5) The address for both Siesta Wildcat Mining and On Purpose Wildcat Mining is 2445 Breakwater Circle, Sarasota, FL 34231.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

No director, executive officer, stockholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the last two fiscal years in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

Director Independence

We are not a listed issuer and our securities are not listed on any national securities exchange or an inter-dealer quotation system which has requirements that a majority of the Board be independent.  With only four members, the entire Board functions as and performs the duties and responsibilities typically carried out separately by committees.  We evaluate independence pursuant to the standards for director independence adopted by Nasdaq.  One member of the Board, Harold Libby, who was appointed to the Board on March 15, 2012, is considered independent under Nasdaq Rule 5605(a)(2) and Rule 5605(c)(2)(A), which applies to members of audit committees.  Neither Roger Tichenor, Randall Oser nor James Cerna are considered independent under Nasdaq Rule 5605(a)(2) or Rule 5605(c)(2)(A).  Additionally, James Clements, who served as a member of the Board during our last completed fiscal year until his resignation on March 15, 2012, was not considered independent under Nasdaq Rule 5605(a)(2) and Rule 5605(c)(2)(A).

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended February 29, 2012 and for fiscal year ended February 28, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2012	2011
Audit Fees	68,650	5,000
Audit-Related Fees	0	0
Tax Fees	5,000	0
All Other Fees	0	0
Total	73,650	5,000

Audit Fees:  The aggregate fees billed by the principal accountant in each of the last two fiscal years are for professional services for the audit of our annual financial statements and the review of our Form 10-Q and other services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees:  The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0.

Tax Fees:  The aggregate fees billed in each of the last two fiscal years for tax compliance, tax advice and tax planning by the principal accountant was $0.

All Other Fees:  During the last two fiscal years there were no other fees charged by the principal accountants for products and services other than those disclosed above.

Audit Committee Pre-Approval Policies

The Board reviewed the audit and non-audit services rendered by the principal accountant during the last two fiscal years and concluded that such services were compatible with maintaining the auditors’ independence.  All audit and non-audit services performed by our principal independent accountant are pre-approved by the Board to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)

Financial Statements

Consolidated Balance Sheets - February 29, 2012 and February 28, 2011.

Consolidated Statements of Operations - February 29, 2012 , February 28, 2011, and October 5, 2005 through February 29, 2012.

Consolidated Statements of  Cash Flows - February 29, 2012 , February 28, 2011, and October 5, 2005 through February 29, 2012.

Consolidated Statements of  Changes in Stockholders’ Equity (Deficit) - October 5, 2005 through February 29, 2012.

(2)

Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)

Exhibits

Exhibit	Description
2.1	Share Exchange Agreement, by and between Varca Ventures, Inc., Wildcat Mining Corporation and the sstockholders of Wildcat Mining Corporation, dated October 7, 2011 *

2.2	Plan of Share Exchange by and among Varca Ventures, Inc. and Wildcat Mining Corporation, dated October 7, 2011*

3.1	Articles of Incorporation **

3.2	Bylaws **

3.3	Articles of Exchange, filed with the Secretary of State of the State of Nevada on October 7, 2011*

10.1	Employment Agreement with Roger Tichenor, dated October 7, 2011*

10.2	Employment Agreement with Randall Oser, dated October 7, 2011*

10.3	Employment Agreement with Paul Serluco, dated October 7, 2011*

10.4	Consulting Services Agreement by and between Wildcat Mining Corporation, Greenberg Traurig, LLP and CLC Associated, Inc., dated April 14, 2011*

10.5	Consulting Services Agreement by and between Wildcat Mining Corporation, Greenberg Traurig, LLP and EnviroGroup Limited, dated August 2, 2011*

10.6	Consulting Services Agreement between Wildcat Mining Corporation and EIS Solutions, Inc., dated November 10, 2010*

10.7	Consulting Services Agreement by and between Wildcat Mining Corporation, Greenberg Traurig, LLP and Geosyntec Consultants, Inc., dated March 23, 2011*

10.8	Independent Contractor Services Agreement between Wildcat Mining Corporation and George Robinson, dated November 24, 2010*

10.9	Sale and Purchase Agreement between Wildcat Mining Corporation and James M. Clements dated, February 8, 2011*

10.10	Mining Deed granted by James M. Clements to Wildcat Mining Corporation, dated February 8, 2011 *

10.11	Recreation Easement granted by Wildcat Mining Corporation to Aaron & Sharon Taylor, dated February 21, 2011*

10.12	Perpetual Non-Participating Production Royalty Deed granted by Wildcat Mining Corporation to Aaron & Sharon Taylor, dated February 21, 2011*

10.13	Promissory Note assumed by Wildcat Mining Corporation and payable to Old Idaho Properties, LLC, dated November 27, 2006*

10.14	Deed of Trust assumed by Wildcat Mining Corporation for the benefit of Old Idaho Properties, LLC, dated November 27, 2006*

10.15	Modification of Promissory Note and Deed of Trust executed by Wildcat Mining Corporation and Old Idaho Properties, LLC, effective as of February 24, 2010*

10.16	Mining Lease between Wildcat Mining Corporation and Fairview Land Corp., dated June 1, 2006*

10.17	Amendment and Ratification of Mining Lease between Wildcat Mining Corporation and Fairview Land Corp., dated June 1, 2006*

10.18	Loan Agreement for Subordinated Secured Promissory Notes of Wildcat Mining Corporation, dated March 21, 2011*

10.19	First Amendment to Loan Agreement for Subordinated Secured Promissory Notes of Wildcat Mining Corporation, dated May 24, 2011*

10.20	Form of Subordinated Secured Promissory Note of Wildcat Mining Corporation*

10.21	Deed of Trust executed by Wildcat Mining Corporation for the benefit of the holders of Wildcat Mining Corporation's Subordinated Secured Promissory Notes, dated March 21, 2011*

10.22	Office Lease Agreement with JJR Ringling Enterprises, LLC, dated October 7, 2011*

10.23	Stockpile Royalty Agreement by and among Wildcat Mining Corporation and the investors party thereto, dated October 7, 2011*

10.24

Declaration of Trust for the benefit of Varca Ventures, Inc., dated February 10, 2010 (Incorporated herein by reference to Varca Ventures' Registration Statement on Form S-1 filed with the SEC on May 5, 2010)*

10.25	Settlement Agreement between Wildcat Mining Corporation R2 dated November 4, 2011***

10.26	Public Relations Agreement between Varca and American Business Writer dated November 8, 2011***

10.27	Loan Agreement by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.28	Subordinated Secured Promissory Note by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.29	Deed of Trust executed by Wildcat Mining Corporation for the benefit of Sarasota Varca Associates, LLC, dated January 28, 2012****

10.30	Perpetual Non-Participating Production Royalty Deed by and between Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.31	2012 Incentive Compensation Plan

10.32	Corporate Awareness Agreement between Varca and New Zeal dated December 15, 2011

21.1	Subsidiaries*

31.1	Certification of Principal Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following financial information from this Annual Report for the fiscal year ended February 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements

_________________________

*

Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on November 2, 2011.

**

Incorporated herein by reference to Varca Ventures' Registration Statement on Form S-1 filed with the SEC on May 5, 2010.

***

Incorporated herein by reference to Varca Ventures’ Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011.

****

Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on February 2, 2012.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARCA VENTURES, INC.
(Registrant)

Dated: May 29, 2012	By:	/s/ Roger Tichenor
Roger Tichenor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 29, 2012		/s/ Randy Oser
Randy Oser
Director

Dated: May 29, 2012		/s/ Jim Cerna
Jim Cerna
Director

Dated: May 29, 2012		/s/ Harold Libby
Harold Libby
Director

Dated: May 29, 2012		/s/ Roger Tichenor
Roger Tichenor
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 29, 2012		/s/ Paul Serluco
Paul Serluco
Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act

by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not furnished to its security holders an annual report covering its fiscal year ended February 29, 2012 or any proxy material with respect to any annual or other meeting of security holders. If such material is furnished to its security holders subsequent to the filing of this annual report on this Form 10-K, registrant will furnish copies of such material to the SEC at the same time it is sent to its security holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Varca Ventures, Inc.

(An Exploration Stage Company)
Sarasota, Florida

We have audited the accompanying consolidated balance sheets of Varca Ventures, Inc. and Subsidiary as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended and for the period from inception (October 5, 2005) to February 29, 2012.  Varca Ventures, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Varca Ventures, Inc.  as of  February 29, 2012 and February 28, 2011, and the consolidated results of  their operations and their cash flows for each of the years then ended and for the period from inception (October 5, 2005) to February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Varca Ventures, Inc. will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, Varca Ventures, Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs,PC
www.gbhcpas.com
Houston, Texas
May 29, 2012

Varca Ventures, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Balance Sheets

	February 29,	February 28,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$331,131	$5,037
Prepaid expenses	1,667	-
Total current assets	332,798	5,037
Mining properties and rights	791,190	776,954
Property and equipment, net of accumulated depreciation	45,372	61,923
Deposit for reclamation bonds	204,562	204,562
Total assets	$1,373,922	$1,048,476

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$596,827	$718,981
Accounts payable, related party	187,500	-
Accrued liabilities	24,148	78,065
Accrued interest, related parties	-	50,803
Advance royalties payable	13,340	7,392
Notes payable, short-term	-	10,000
Total current liabilities	821,815	865,241
Long-term liabilities:
Convertible notes payable	-	210,000
Convertible notes payable, related party	-	546,690
Notes payable, long-term	425,000	425,000
Notes payable, related party	400,000	-
Asset retirement obligations	204,562	204,562
Total long-term liabilities	1,029,562	1,386,252
Total liabilities	1,851,377	2,251,493

Commitments and contingencies	-	-

Redeemable convertible preferred stock; 700,000 Series A shares designated, stated and liquidation value of $2.00 per share, 0 and
and 80,000 shares issued and outstanding, respectively	-	80,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.0001 par value; 100,000,000 shares authorized,
70,198,447 and 33,459,715 shares issued and outstanding	7,020	3,346
Additional paid-in capital	5,635,109	2,429,012
Deficit accumulated during the exploration stage	(6,119,584)	(3,715,375)
Total stockholders’ deficit	(477,455)	(1,283,017)

Total liabilities and stockholders’ deficit	$1,373,922	$1,048,476

The accompanying notes are an integral part of these consolidated financial statements.

Varca Ventures, Inc. & Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Operations

			For the
			Period from
			October 5, 2005
	For the Years Ended		(Inception) to
	February 29,	February 28,	February 29,
	2012	2011	2012

Revenues	$-	$-	$-
Operating Expenses:
Exploration and development expenses	504,107	731,104	2,273,616
Depreciation	16,551	12,311	109,687
Impairment of property and equipment	-	-	25,129
General and administrative	1,760,724	619,671	3,481,803
Total operating expenses	2,281,382	1,363,086	5,890,235

Operating loss	(2,281,382)	(1,363,086)	(5,890,235)

Other Income (Expenses)
Interest income	2,626	1,760	5,726
Interest expense	(125,453)	(102,114)	(235,077)
Total other income (expense)	(122,827)	(100,354)	(229,351)

Net loss	$(2,404,209)	$(1,463,440)	$(6,119,584)

Net loss per common share - basic and diluted	$(0.05)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	49,759,107	18,093,840

The accompanying notes are an integral part of these consolidated financial statements.

Varca Ventures, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the Twelve Months Ended		October 5, 2005
	February 29, 2012	February 28, 2011	(Inception) through February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,404,209)	$(1,463,440)	$(6,119,584)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	16,551	12,311	109,687
Impairment of property and equipment	-	-	25,129
Stock-based compensation	879,000	32,145	911,145
Stock issued for interest expense - related parties	45,070	-	45,070
Stock issued for interest expense	30,158	-	30,158
Changes in operating assets and liabilities:
Prepaid expense	333	-	333
Accounts payable and accrued liabilities	27,272	598,817	867,904
Accounts payable - related party	187,500	-	187,500
Net cash used in operating activities	(1,218,325)	(820,167)	(3,942,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(1,354)	(158,188)
Deposits paid for reclamation bonds	-	(110,120)	(142,869)
Purchase of mining rights and property	(8,288)	(15,000)	(23,288)
Cash acquired from reverse merger	207	-	207
Net cash used in investing activities	(8,081)	(126,474)	(324,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	160,000	-	160,000
Payments on notes payable	(170,000)	(12,000)	(182,000)
Proceeds from notes payable - related party	400,000	-	400,000
Proceeds from convertible notes payable	300,000	185,000	485,000
Proceeds from convertible notes payable - related party	92,500	665,000	857,500
Contributed capital	-	112,507	1,806,427
Proceeds from issuance of common stock	770,000	-	1,071,000
Net cash provided by financing activities	1,552,500	950,507	4,597,927

Net increase in cash	326,094	3,866	331,131
Cash at beginning of period	5,037	1,171	-
Cash at end of period	$331,131	$5,037	$331,131

The accompanying notes are an integral part of these consolidated financial statements.

Varca Ventures, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the Twelve Months Ended		October 5, 2005
	February 29, 2012	February 28, 2011	(Inception) through February 29, 2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the period for:
Interest	$47,247	$-	$92,855
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Notes assumed for mining properties and rights	$-	$450,000	$450,000
Accounts payable assumed for mining properties and rights	$-	$20,000	$20,000
Note assumed for property and equipment	$-	$22,000	$22,000
Accrued liabilities converted into common stock	$190,000	$-	$190,000
Accrued interest converted into common stock	$142,222	$6,690	$142,222
Notes payable converted into common stock	$1,149,190	$231,093	$1,380,283
Issuance of redeemable preferred stock for mining rights	$-	$80,000	$80,000
Conversion of preferred stock to common stock	$80,000	$-	$80,000
Accrued but unpaid mining properties and rights	$4,390	$5,338	$13,340
Increase in mining properties and rights and asset retirement
obligations	$-	$110,120	$204,562
Contributed capital for reclamation bonds	$-	$-	$61,693
Prepaid assets acquired and accrued liabilities assumed in
reverse merger transaction	$848	$-	$848

The accompanying notes are an integral part of these consolidated financial statements.

Varca Ventures, Inc. and Subsidiary
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Period from October 5, 2005 (Inception) to February 29, 2012

				Deficit
			Additional	Accumulated during	Total
	Common	Stock	Paid-In	the Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Inception (October 5, 2005)	7,500,000	$750	$250	$-	$1,000
Contributed capital	-	-	38,973	-	38,973
Net loss	-	-	-	(144,258)	(144,258)
Balance - February 28, 2006	7,500,000	750	39,223	(144,258)	(104,285)
Proceeds from the sale of common stock	7,950,000	795	299,205	-	300,000
Contributed capital	-	-	354,765	-	354,765
Net loss	-	-	-	(808,669)	(808,669)
Balance - February 28, 2007	15,450,000	1,545	693,193	(952,927)	(258,189)
Contributed capital	-	-	491,594	-	491,594
Net loss	-	-	-	(163,424)	(163,424)
Balance - February 29, 2008	15,450,000	1,545	1,184,787	(1,116,351)	69,981
Contributed capital	-	-	125,839	-	125,839
Net loss	-	-	-	(166,434)	(166,434)
Balance - February 28, 2009	15,450,000	1,545	1,310,626	(1,282,785)	29,386
Contributed capital	-	-	744,442	-	744,442
Net loss	-	-	-	(969,150)	(969,150)
Balance - February 28, 2010	15,450,000	1,545	2,055,068	(2,251,935)	(195,322)
Stock-based compensation	2,200,000	220	31,925	-	32,145
Notes payable converted into common stock	15,809,715	1,581	229,512	-	231,093
Contributed capital	-	-	112,507	-	112,507
Net loss	-	-	-	(1,463,440)	(1,463,440)
Balance - February 28, 2011	33,459,715	3,346	2,429,012	(3,715,375)	(1,283,017)
Proceeds from the issuance of common stock	3,500,002	350	769,650	-	770,000
Conversion of notes payable and accrued interest	24,827,777	2,483	1,288,929	-	1,291,412
Conversion of redeemable preferred shares	1,427,620	143	79,857	-	80,000
Reverse merger	13,600,000	1,360	(2,001)	-	(641)
Cancellation of common stock	(8,000,000)	(800)	800	-	-
Stock issued to settle accrued liabilities	633,333	63	189,937	-	190,000
Stock-based compensation	750,000	75	878,925	-	879,000
Net loss	-	-	-	(2,404,209)	(2,404,209)
Balance - February 29, 2012	70,198,447	$7,020	$5,635,109	$(6,119,584)	$(477,455)

The accompanying notes are an integral part of these consolidated financial statements.

Varca Ventures, Inc. and Subsidiary

(An Exploration Stage Company)

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Varca Ventures, Inc. (“Varca”) was incorporated in the State of Nevada on January 19, 2010, and is an exploration stage mining company engaged in the acquisition and exploration of mineral properties. Wildcat Mining Corporation ("Wildcat") was incorporated in the State of Nevada on October 5, 2005 as a mining company engaged in the acquisition and exploration of mineral properties. Wildcat currently owns and leases several patented lode mining claims located in La Plata County, Colorado, which are known as the Idaho Property and the Mayday Property. The Company (defined as Varca and its wholly owned subsidiary Wildcat) has not generated any revenues to date and has focused its efforts on obtaining capital and regulatory permits necessary to begin mining operation.

On October 7, 2011, Varca completed a share exchange transaction (the "Share Exchange") with Wildcat  pursuant to a Share Exchange Agreement dated October 7, 2011, by and among Varca, Wildcat and the stockholders of Wildcat (the "Share Exchange Agreement").

Under the terms of the Share Exchange Agreement, Varca acquired all of the issued and outstanding stock of Wildcat in exchange for 63,215,114 shares of common stock of Varca, and Wildcat became a wholly-owned subsidiary of Varca (the “Reverse Merger”). At the closing of the Share Exchange, each issued and outstanding share of common stock of Wildcat was converted into and exchanged for the right to receive one share of common stock of Varca, par value $0.0001 per share. There were no shares of preferred stock or stock options issued and outstanding by Wildcat as of the closing of the Share Exchange. Immediately prior to the Share Exchange, Varca had 13,600,000 shares of common stock issued and outstanding.

Simultaneously with the closing of the Share Exchange, Varca's sole officer and director surrendered 8,000,000 shares of Varca's common stock to Varca for cancellation. After giving effect to the Share Exchange, there were 68,815,114 issued and outstanding shares of Varca's common stock, of which the former stockholders of Wildcat owned approximately 92%. Each holder of a share of common stock of Varca is entitled to one vote per share.

As discussed above, in connection with the Reverse Merger, the former holders of Wildcat became the majority shareholders of Varca. The Reverse Merger was accounted for as a “Reverse Acquisition” in which Wildcat is deemed to be the accounting acquirer (“Acquirer”) and Varca is deemed to be the accounting acquiree (“Acquiree”). Consequently, the assets and liabilities and the historical operations reflected in the accompanying consolidated financial statements prior to the Reverse Merger are those of Wildcat and are recorded at the historical cost basis of Wildcat. The consolidated financial statements after completion of the Reverse Merger include the assets and liabilities of Wildcat and the Acquiree and the historical operations of Wildcat and the Acquiree and its subsidiary from the closing date of the Reverse Merger.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Estimates that are significant to the financial statements include those with respect to the value of stock-based compensation, amounts of obligations for future asset retirement obligations and management’s assessment of any impairment associated with long-lived assets.  Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”).

Mineral Properties, Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition of mineral rights and claims are capitalized upon acquisition.   Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. The Company is in the process of obtaining and securing required regulatory permits, the cost of which is expensed as incurred.   To determine if capitalized costs are in  excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. As of February 29, 2012 and February 28, 2011, the Company had recorded no impairment charges related to its mining properties and rights.

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

Deposit for Reclamation Bonds

The Company’s mining exploration and operations are subject to reclamation and remediation requirements.  Minimum standards have been established by various governmental agencies.  The Company is required to post bonds with the State of Colorado in an amount determined by the Division of Reclamation, Mining and Safety for reclamation of the Company’s mineral properties located within the state.   The liability for reclamation is classified as noncurrent based on the expected timing of expenditures and the bonds are backed by restricted cash deposits.

Asset Retirement Obligation

The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is typically accreted to fair value at the end of each period through charges to operating expenses; however, in instances where a reclamation bond has been posted there is no accretion of the related liability.

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse.  The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change.  A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.  Interest and penalties associated with income taxes are included in selling, general and administrative expense.

With respect to any uncertain tax positions,  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits.  The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  As of February 29, 2012, the Company had not recorded any tax benefits from uncertain tax positions.

Concentration of Credit Risk

The Company maintains its cash balances in two financial institutions.  Beginning December 31, 2010, all noninterest-bearing transaction accounts are now fully insured, regardless of the balance, by the FDIC.  At February 29, 2012, the Company had a cash balance of $331,131, respectively, of which all was insured.

Earnings Per Share Information

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS includes the potential dilutive effect of common stock equivalents and other instruments convertible into shares of the Company’s common stock outstanding during the period using the treasury stock method for any stock options or warrants, and the ‘if converted’ method for any convertible debt or convertible preferred stock.  In periods when losses are reported, which is the case for all periods presented in these financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of February 29, 2012 and February 28, 2011, there were no potentially issuable shares.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payables and notes payable.  The Company believes the carrying value of cash and accounts payable approximates fair value given their short-term nature.  The Company believes the carrying value of its notes payable approximates fair value due to their secured nature and the relatively short-term to maturity.

Subsequent Events

The Company evaluated subsequent events through the date when financial statements are available to be issued for disclosure consideration.

New Accounting Pronouncements

The Company does not expect adoption of any recently issued accounting pronouncements to have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

In the course of the Company’s permitting approval and mining activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues.  Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $6,119,584 since its inception.

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

NOTE 4 - INVESTMENT IN MINING PROPERTIES AND RIGHTS

On February 8, 2011, James M. Clements, a former director and chairman of the board of directors of the Company, conveyed his rights to all mining claims and property interests in the California Mining District of La Plata County, Colorado (such property commonly known as the “Idaho Property”) for 40,000 shares of the Company’s Series A Preferred Stock valued at its stated value, or $80,000, and the Company’s assumption of an underlying note payable in the amount of $425,000 to an unrelated party.  In addition, the Company agreed to pay the note holder $20,000 loan modification fees and interest totaling $8,286 before March 21, 2011 and issued a $25,000 secured convertible note which is convertible into 12,500 shares of owner’s Series A preferred stock.  The Company capitalized a total of $550,000 related to the acquisition of the rights associated with the Idaho Property.

On June 1, 2006, the Company entered into a ten-year mining lease for patented mining claims and improvements for property interests in the Sneffels Mining District, Ouray County, Colorado (such property commonly known as the “Mayday Mine”).  The mining lease will be extended beyond ten years, for an indefinite period, as long as there is continuous mining, production and/or development on the site, with no lapse in activity for more than 365 consecutive days.  The lease agreement states that no work is required at the site during the first five years, and then a minimum amount must be spent for exploration, development, mining or related operations to benefit the mining properties. Those amounts are $15,000 during the sixth year, $20,000 during the seventh year and $30,000 for each year thereafter.

The Mayday lease also accrues royalty payments in advance of production based on a formula which is adjusted by the United States Department of Labor Consumer Price Index for All Urban Consumers.  (“CPI-U”), with the base month of June, 2006.  The accrued royalty is $13,340 and $7,392 as of February 29, 2012 and February 28, 2011, respectively.

The Company also has staked a mining claim on certain property covering 357 hectares (882.6 acres) located in the Similkameen Mining Division of British Columbia, Canada. This property consists of one claim held by Iqbal Boga, as trustee, under a Declaration of Trust dated February 2, 2010 in favor of Varca and is located about 140 km east of Vancouver and 23 km east-northeast of Hope, south central British Columbia. Varca paid $300 to acquire the Varca Claim. When the Share Exchange occurred the Canadian Claim reverted back to Mr. Nadeem Lila, Varca's sole officer and director prior to the Share Exchange.

The Company is presently in the exploration stage at the Idaho Property, Mayday Mine, and Varca Property, and has not yet generated revenue from mining operations.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	Estimated
	Useful Live	February 29, 2012	February 28, 2011
Machinery and equipment	5	$156,044	$156,044
Computer equipment	3	1,354	1,354
Vehicles	5	8,000	8,000
Furniture	5	14,790	14,790
		180,188	180,188
Less: accumulated depreciation and impairment		(134,816)	(118,265)
		$45,372	$61,923

Depreciation expense totaled $16,551 and $12,311 for the years ended February 29, 2012 and February 28, 2011, respectively.

NOTE 6 - DEBT

Related Party Convertible Notes Payable

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

Third Party Convertible Notes Payable

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

Third Party Notes Payable, Long-Term

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

Related Party Notes Payable

In January 2012, the Company entered into a loan agreement with Sarasota Varca Associates, LLC, a company managed by one of the Company’s directors, and issued a subordinated note totaling $400,000. The note accrues interest at the rate of 12% per annum and is due on July 31, 2013. The Company also granted Sarasota a production royalty for 1% of the net proceeds received from a purchaser, smelter or other processing facility. The Company has the option to repay the entire principal amount of the note and all accrued and unpaid interest at any time prior to the maturity date upon payment of a penalty of 5% of the principal amount of the loan. The note, and any additional notes up to the aggregate principal amount of the loan, is secured by a deed of trust dated January 28, 2012. The deed of trust creates a subordinated security interest in certain lode mining claims constituting substantially all of the properties owned by the Company. The deed of trust also secures senior indebtedness having an outstanding principal balance of $425,000, payable in full as a balloon payment in February 2014.

At the note holder’s option, on or before the last trading day of any month, the note holder may elect on a monthly basis to receive interest payments in common stock in lieu of cash, The number of shares issued will be equal to the average of the closing price of the Company’s common stock for the ten trading days ending 5 trading days after the note holder’s election.  In the event the note holder does not elect to receive common stock in lieu of cash for the interest payment by the last trading day of each month, then five days after the election period, the Company will pay interest due on the note in cash and the note holder will no longer have the option to receive cash in lieu of common stock.

Third Party Notes Payable, Short-Term

During the year ended February 29, 2012, the Company repaid a promissory note in the amount of $10,000 due July 29, 2011.

Scheduled maturities for all promissory notes are:

Period	Amount
Fiscal Year 2014	$825,000
Total	$825,000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company entered into a six-month office lease with base rent of $1,000 per month, commencing October 7, 2011. On April 1, 2012, the Company renewed the lease agreement to continue the office lease on a month to month basis. The Company has no other leases other than those described in Note 4.

Effective October 7, 2011, the Company entered into employment agreements with three officers wherein two officers accrue a base salary of $7,500 per month to be paid only when the Company is in production and is profitable. One officer is to be paid $5,000 in cash each month. As of February 29, 2012 and February 28, 2011, the Company has payable to its officers of $187,500 and $0, respectively.

On November 4, 2011, Wildcat and R2, a Colorado engineering services firm entered into an agreement to settle an outstanding payable of $320,000 to R2 for past services. The agreement calls for an initial payment of $25,000 upon signing, which was paid on November 4, 2011, an additional payment of $15,000 if additional capital is raised in excess of $500,000; $10,000 per month for nine months (once the Company yields 75 ounces of minerals per month), and if the $15,000 additional payment conditional upon raising capital has not been paid, this amount will be due in two additional installments. In addition, 633,333 shares of restricted common stock, valued at $190,000, are issued for partial settlement. The total settlement amount, if all contingencies occur, including payments of cash and stock is $320,000.

From time to time, the Company may become involved in lawsuits and legal proceedings that arise in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, or cash flows.

NOTE 8 - TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes is as follows:

	February 29, 2012	February 28, 2011
Computed at U.S. and state statutory rates (34%)	$(817,431)	$(497,570)
Permanent differences (non-deductible)	65	591
Changes in valuation allowance	817,366	496,979
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

Deferred tax assets:
Net operating loss carry forwards	$1,665,230	$1,145,058
Interest	19,345	19,345
Depreciation	3,460	5,126
Consulting	409,156	95,929
Total Deferred Tax Assets	2,097,191	1,262,458

Less valuation allowance	(2,097,191)	(1,262,458)
Total	$-	$-

At February 29, 2012, the Company had estimated net operating loss carry forwards for federal and state income tax purposes of approximately $4,897,735 which will begin to expire, if unused, beginning in 2027.  The valuation allowance increased $834,733 for the year ended February 29, 2012.

The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income.  Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 9 - EQUITY

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

In addition to the shares issued in connection with the Share Exchange, during the year ended February 29, 2012, the Company issued 3,500,002 common shares for cash proceeds of $770,000; 24,827,777 shares of common stock through the conversion of $1,291,411 of debt and accrued interest; 1,427,620 shares of common stock through the conversion of preferred stock; 633,333 shares of common stock valued at $190,000 as part of a settlement of a payment with a vendor; and 750,000 shares of common stock valued at $879,000 to two vendors for services rendered.

NOTE 10 - SUBSEQUENT EVENTS

On February 3, 2012, the Company adopted a 2012 Incentive Compensation Plan. The Plan allows for a total of 4,700,000 options to be granted.

On March 15, 2012, Mike Clements resigned from his position on the Board of Directors for both Varca and Wildcat.  On April 9, 2012, the Company granted Mike Clements stock options to purchase 750,000 shares of the Company’s common stock at the exercise price of $0.37 per share pursuant to the terms of the 2012 Incentive Compensation Plan. Based on a Black Scholes valuation, the options were valued at $275,867 on the grant date.

On April 9, 2012, a total of 3,350,000 stock options were issued to officers, directors, and select employees of the Company. These options are exercisable at an exercise price of $0.37 per share with a term of 10 years. Based on a Black Scholes valuation, the options were valued at $1,232,206 on the grant date.

On April 9, 2012, the EPA determined that we were in violation of section 301 of the Clean Water Act (“CWA”). Section 301 of the CWA prohibits the discharge of pollutants into waters of the United States except as in compliance with section 404 of the CWA. Section 404 authorizes the Unites States Army Corps of Engineers to issue permits allowing discharges of dredged or fill material into waters of the United States. The violations were the result of Wildcat’s construction actions that took place in 2008. These actions discharged dredged or fill materials into water of the United States without authorization. The Order describes actions necessary for us to achieve compliance with Sections 301 and 404 of the CWA. We have responded to the EPA and, through our efforts to satisfy the requirements levied by CDRMS. We are seeking approval from CDRMS and EPA to execute a remediation plan that will satisfy the requirements of the Order. There is the possibility of additional civil penalties and we are hopeful that our remediation efforts will satisfy the actions necessary to achieve compliance with the Order and avoid additional civil penalties. We do not expect the costs of the remediation effort or potential regulatory penalties to be significant.

On May 8, 2012, the Company received $62,500 as an advance towards the first installment of a $600,000 note that the Company is currently structuring with a group of investors.

EXHIBIT INDEX

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

10.25	Settlement Agreement between Wildcat Mining Corporation R2 dated November 4, 2011***

10.26	Public Relations Agreement between Varca and American Business Writer dated November 8, 2011***

10.27	Loan Agreement by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.28	Subordinated Secured Promissory Note by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.29	Deed of Trust executed by Wildcat Mining Corporation for the benefit of Sarasota Varca Associates, LLC, dated January 28, 2012****

10.30	Perpetual Non-Participating Production Royalty Deed by and between Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.31	2012 Incentive Compensation Plan

10.32	Corporate Awareness Agreement between Varca and New Zeal dated December 15, 2011

21.1	Subsidiaries*

31.1	Certification of Principal Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101

The following financial information from this Annual Report for the fiscal year ended February 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements

_________________________

*

Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on November 2, 2011.

**

Incorporated herein by reference to Varca Ventures' Registration Statement on Form S-1 filed with the SEC on May 5, 2010.

***

Incorporated herein by reference to Varca Ventures’ Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011.

****

Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on February 2, 2012.