Form 10-Q
period 2012-05-31
Varca Ventures, Inc.
filed 2012-07-16
CIK 1490700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

The number of shares of registrant’s common stock, $0.0001 par value, outstanding as of  July 16, 2012 is 70,198,447 .

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

Varca Ventures, Inc. and Subsidiary

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	May 31,	February 29,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$121,488	$331,131
Prepaid expenses	1,667	1,667
Total current assets	123,155	332,798
Mining properties and rights	792,499	791,190
Property and equipment, net of accumulated depreciation
of $ 138,977 and $134,816, respectively	41,211	45,372
Deposit for reclamation bonds	204,562	204,562
Total assets	$1,161,427	$1,373,922

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$606,369	$610,167
Accounts payable, related party	232,500	187,500
Accrued liabilities	26,429	24,148
Accrued interest, related parties	4,541	-
Total current liabilities	869,839	821,815
Long-term liabilities:
Convertible notes payable, related party	200,000	-
Notes payable, long-term	425,000	425,000
Notes payable, related party	400,000	400,000
Asset retirement obligation	204,562	204,562
Total long-term liabilities	1,229,562	1,029,562
Total liabilities	2,099,401	1,851,377

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 70,198,447 shares issued and outstanding	7,020	7,020
Additional paid-in capital	6,018,179	5,635,109
Deficit accumulated during the exploration stage	(6,963,173)	(6,119,584)
Total stockholders’ deficit	(937,974)	(477,455)
Total liabilities and stockholders’ deficit	$1,161,427	$1,373,922

The accompanying notes are an integral part of these consolidated financial statements.

Varca Ventures, Inc. and Subsidiary

(An Exploration Stage Company)

Consolidated Statements of Operations

For the Three Months Ended May 31, 2012 and 2011 and For the Period

From October 5, 2005 (Inception) through May 31, 2012

(Unaudited)

	For the Three Months Ended		For the Period from October 05, 2005 (Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012

Revenues	$-	$-	$-

Operating Expenses:
Exploration and development expenses	250,954	91,758	2,524,570
Depreciation	4,161	4,819	113,848
Impairment of property and equipment	-	-	25,129
General and administrative	568,220	190,824	4,050,023
Total operating expenses	823,335	287,401	6,713,570

Operating loss	(823,335)	(287,401)	(6,713,570)

Other Income (Expense)
Interest income	384	973	6,112
Interest expense	(20,638)	(38,993)	(255,715)
Total other income (expense)	(20,254)	(38,020)	(249,603)

Net loss	$(843,589)	$(325,421)	$(6,963,173)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	70,198,447	35,775,745

The accompanying notes are an integral part of these consolidated financial statements.

Varca Ventures, Inc. and Subsidiary

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

Three Months Ended May 31, 2012 and 2011 and For the Period

From October 5, 2005 (Inception) through May 31, 2012

(Unaudited)

	For the Three Months Ended		October 5, 2005 (Inception) through
	May 31, 2012	May 31, 2011	May 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss
Adjustments to reconcile net loss to net cash	$(843,589)	$(325,421)	$(6,963,173)
provided by (used in) operating activities:
Depreciation	4,161	4,819	113,848
Impairment of property and equipment	-	-	25,129
Stock- based compensation	383,070	-	1,294,215
Stock issued for interest expense - related parties	-	-	45,070
Stock issued for interest expense	-	1,839	30,158
Changes in operating assets and liabilities:
Prepaid expenses	-	-	333
Accounts payable and accrued liabilities	(2,826)	110,234	865,078
Accrued payable and accrued liabilities, related parties	49,541	(20,803)	237,041
Net cash used in operating activities	(409,643)	(229,332)	(4,352,301)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(158,188)
Deposits paid for reclamation bonds	-	-	(142,869)
Purchase of mining rights and property	-	(8,288)	(23,288)
Cash acquired from reverse merger	-	-	207
Net cash used in investing activities	-	(8,288)	(324,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable		160,000	160,000
Payments on notes payable	-	(6,000)	(182,000)
Proceeds from notes payable - related party	-	-	400,000
Proceeds from convertible notes payable	-	-	485,000
Proceeds from convertible notes payable - related party	200,000	92,500	1,057,500
Contributed capital	-	-	1,806,427
Proceeds from issuance of common stock	-	20,000	1,071,000
Net cash provided by financing activities	200,000	266,500	4,797,927

Net increase (decrease) in cash	(209,643)	28,880	121,488
Cash at beginning of period	331,131	5,037	-
Cash at end of period	$121,488	$33,917	$121,488

The accompanying notes are an integral part of these consolidated financial statements.

Varca Ventures, Inc. and Subsidiary

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

Three Months Ended May 31, 2012 and 2011 and For the Period

From October 5, 2005 (Inception) through May 31, 2012

(Unaudited)

	For the Three Months Ended		October 5, 2005 (Inception) through
	May 31, 2012	May 31, 2011	May 31, 2012
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for :
Interest	$20,638	$5,525	$113,493
Income taxes	-	-	-
Noncash investing and financing transactions: Notes assumed for mining properties and rights	-	-	450,000
Accounts payable assumed for mining properties and rights	-	-	20,000
Note assumed for property and equipment	-	-	22,000
Accrued liabilities converted into common stock	-	-	190,000
Accrued interests converted into common stock	-	1,839	142,222
Notes payable converted into common stock	-	32,500	1,380,283
Issuance of redeemable preferred stock for mining rights	-	-	80,000
Conversion of preferred stock	-	-	80,000
Accrued but unpaid mining properties and rights	1,309	1,385	14,649
Increase in mining properties and rights and asset retirement obligations	-	-	204,562
Contributed capital for reclamation bonds	-	-	61,693
Prepaid assets acquired and accrued liabilities assumed in reverse merger transaction	-	-	848

The accompanying notes are an integral part of these consolidated financial statements.

Varca Ventures, Inc. and Subsidiary
(An Exploration Stage Company)
Notes to the consolidated financial statements
May 31, 2012
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited interim consolidated financial statements of Varca Ventures, Inc. (“Varca”) and its subsidiary (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In management's opinion, all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three months ended May 31, 2012 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Report on Form 10-K filed with the SEC on May 29, 2012, which contains the audited consolidated financial statements and notes thereto for the year ended February 29, 2012.

NOTE 2 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and  Merger

Varca Ventures, Inc. (“Varca”) was incorporated in the State of Nevada on January 19, 2010, and is an exploration stage mining company engaged in the acquisition and exploration of mineral properties. Varca’s wholly-owned subsidiary, Wildcat Mining Corporation (“Wildcat”) was incorporated in the State of Nevada on October 5, 2005 as a mining company engaged in the acquisition and exploration of mineral properties. Wildcat currently owns and leases several patented lode mining claims located in La Plata County, Colorado, which are known as the Idaho Property and the Mayday Property. The Company (defined as Varca and its wholly owned subsidiary Wildcat) has not generated any revenues to date and has focused its efforts on obtaining capital and regulatory permits necessary to begin mining operations.

On October 7, 2011, Varca completed a share exchange transaction (the “Share Exchange”) with Wildcat  pursuant to a Share Exchange Agreement dated October 7, 2011, by and among Varca, Wildcat and the stockholders of Wildcat (the “Share Exchange Agreement”).

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

Basis of Presentation

The Company’s unaudited interim consolidated financial statements include all accounts of Varca and its subsidiary, Wildcat. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Mineral Properties, Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition of mineral rights and claims are capitalized upon acquisition.   Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. The Company is in the process of obtaining and securing required regulatory permits, the cost of which is expensed as incurred.  To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs are based upon expected future cash flows and/or estimated salvage value in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. As of May 31, 2012, the Company had recorded no impairment charges related to its mining properties and rights.

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

Earnings Per Share Information

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS includes the potential dilutive effect of common stock equivalents and other instruments convertible into shares of the Company’s common stock outstanding during the period using the treasury stock method for any stock options or warrants, and the ‘if converted’ method for any convertible debt or convertible preferred stock.  In periods when losses are reported, which is the case for all periods presented in these financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of May 31, 2012 and 2011, there were 1,552,252 potentially issuable shares.

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

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements are available to be issued for disclosure consideration.

New Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the financial position, results of operations, or cash flows of the Company.

NOTE 3 - GOING CONCERN

In the course of the Company’s permitting approval and mining activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues.  Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $6,963,173 since its inception.

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

NOTE 4 - INVESTMENT IN MINING PROPERTIES AND RIGHTS

On February 8, 2011, James M. Clements, a former director and chairman of the board of directors of the Company, conveyed his rights to all mining claims and property interests in the California Mining District of La Plata County, Colorado (such property commonly known as the “Idaho Property”) for 40,000 shares of the Company’s Series A Preferred Stock valued at its stated value, or $80,000, and the Company’s assumption of an underlying note payable in the amount of $425,000 to an unrelated party.  The Series A Preferred Stock was converted into Wildcat’s common stock before the Share Exchange. In addition, the Company agreed to pay the note holder $20,000 loan modification fees and interest totaling $8,286 before March 21, 2011 and issued a $25,000 secured convertible note which is convertible into 12,500 shares of Series A Preferred Stock.  The Company capitalized a total of $550,000 related to the acquisition of the rights associated with the Idaho Property.

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

The Mayday lease also accrues royalty payments in advance of production based on a formula which is adjusted by the United States Department of Labor Consumer Price Index for All Urban Consumers.  (“CPI-U”), with the base month of June, 2006.  The accrued royalty is $14,650 and $13,340 as of May 31, 2012 and February 29, 2012, respectively.

The Company also has staked a mining claim on certain property covering 357 hectares (882.6 acres) located in the Similkameen Mining Division of British Columbia, Canada (“Varca Property”). This property consists of one claim held by Iqbal Boga, as trustee, under a Declaration of Trust dated February 2, 2010 in favor of Varca and is located about 140 kilometers east of Vancouver and 23 kilometers east-northeast of Hope, south central British Columbia.  Varca paid $300 to acquire the Varca Property.

The Company is presently in the exploration stage at the Idaho Property, Mayday Mine, and the Varca Property, and has not yet generated revenue from mining operations.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	Estimated Useful Life (years)	May 31, 2012	February 29, 2012
Machinery and equipment	5	$ 156,044	$ 156,044
Computer equipment	3	1,354	1,354
Vehicles	5	8,000	8,000
Furniture	5	14,790	14,790
		180,188	180,188
Less: accumulated depreciation and impairment		(138,977)	(134,816)
		$ 41,211	$ 45,372

Depreciation expense totaled $4,161 and $4,819 for the three months ended May 31, 2012 and 2011 respectively.

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

Also during the year ended February 28, 2011, the Company issued a series of secured convertible notes, as amended, for proceeds totaling $340,000 to certain officers, directors and affiliates of the Company (the “2011 Notes”). The 2011 Notes, as amended, were convertible into Series A Preferred Stock at $0.50 per share. On October 5, 2011, the 2011 Notes, together with accrued interest of $56,170, were converted into 197,091 shares of Series A Preferred Stock and immediately following that conversion, the preferred shares were converted into 7,034,257 shares of common stock.

In March 2011, the Company issued a series of convertible promissory notes for proceeds totaling $32,500 to certain officers and directors of the Company.  These notes were payable on demand and accrued interest at 12% per annum.  These notes were convertible into a total of 6.83% of total common shares outstanding on the date of conversion.  These notes were convertible at any time after two weeks from the date of the note into common shares.  The notes, together with accrued interest of $1,839 were converted into 2,452,827 shares of common stock in March 2011.

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

In May 2011, the Company issued a total of $300,000 of secured convertible promissory notes to three investors under the terms of its private debt offering memorandum dated February 11, 2011.   The debt bears interest at 12% per annum, is convertible into Series A Preferred Stock and matured on May 31, 2012. On October 5, 2011, the Notes, together with accrued interest of $14,300, were converted into 157,152 shares of Series A Preferred Stock and immediately following that conversion, the preferred shares were converted into 5,608,813 shares of common stock.

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

Related Party Convertible Note Payable

In June 2012, the Company entered into a loan agreement with Sarasota Varca II, LLC, a company managed by one of the Company’s directors, and issued a subordinated note totaling $600,000. In connection with execution of the loan agreement, the Company will receive proceeds in three installments of $200,000 each (totaling $600,000). The first installment was paid in May 2012, the second installment was paid in July 2012 and the remaining installment is payable on September 4, 2012. The note accrues interest at the rate of 10% per annum.  Interest is to be paid the earlier of: (i) within 30 days of receipt of net revenue from the Company’s mining operations at the real property interests located in La Plata County, Colorado (the “Site”) or (ii) no later than December 1, 2012 and continue monthly until the earlier of (a) December 1, 2013; or (b) 30 days after the date when all subsurface ore stockpiles at the Site have been removed and milled (“the Maturity Date”). The entire principal amount of the note and all accrued and unpaid interest thereon is due and payable in full on or before the Maturity Date.  The Company has the option to repay, without penalty, the entire principal amount of the Note and all accrued and unpaid interest at any time prior to the maturity date upon 45 days prior written notice. Under the terms of the note, Sarasota Varca II, LLC also has the option to be repaid in milled gold in lieu of cash, at a 20% discount from price offered by an independent mill, up to the principal amount of the note and accrued interest. Sarasota Varca II, LLC also has the option to convert part or all of the balloon payment due on the Maturity Date into shares of common stock of Varca at a conversion rate of $0.25 per share.

The Company also entered into a security agreement and a collateral assignment of permits and contract rights which grant a security interest in the following collateral: (a) the surface and subsurface ore stockpiles located at the Site as described in that certain overview for selected mineralized stockpiles on the Site by David Gonzales dated May 25, 2012; (b) all minerals from the west wall of the main stope of May Day Level 1 as described in that certain overview for potential precious metal mineralization and mine operations on the Site by David Gonzales dated May 31, 2012; and (c) all contracts and contract rights related to the Company’s mining operations. The Company also granted a perpetual non-participating production royalty deed of 1.5% of the net proceeds received from a purchaser, smelter or other processing facility on all minerals of every kind and character produced from all mining claims either owned or leased by the Company other than minerals contained in ore stockpiles that have been identified as of the date of the royalty deed.

Third Party Notes Payable, Short-Term

During the year ended February 29, 2012, the Company repaid a promissory note in the amount of $10,000 due July 29, 2011.

Scheduled maturities for all promissory notes are:

Period	Amount

Fiscal Year 2014	$ 1,025,000
Total	$ 1,025,000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company entered into a six-month office lease with base rent of $1,000 per month, commencing October 7, 2011. On April 1, 2012, the Company renewed the lease agreement to continue the office lease on a month to month basis. The Company has no other leases other than those described in Note 4.

Effective October 7, 2011, the Company entered into employment agreements with three officers wherein two officers accrue a base salary of $7,500 per month to be paid only when the Company is in production and is profitable. One officer is to be paid $5,000 in cash each month. As of May 31, 2012 and February 29, 2012, the Company has a payable to its officers of $232,500 and $187,500, respectively.

On November 4, 2011, Wildcat and R2, a Colorado engineering services firm entered into an agreement to settle an outstanding payable of $320,000 to R2 for past services. The agreement calls for an initial payment of $25,000 upon signing, which was paid on November 4, 2011, an additional payment of $15,000 if additional capital is raised in excess of $500,000; $10,000 per month for nine months (once the Company yields 75 ounces of minerals per month), and if the $15,000 additional payment conditional upon raising capital has not been paid, this amount will be due in two additional installments. In addition, 633,333 shares of restricted common stock, valued at $190,000, were issued for partial settlement. The total settlement amount, if all contingencies occur, including payments of cash and stock is $320,000.

On April 9, 2012, the United States Environmental Protection Agency (“EPA”) determined that the Company was in violation of section 301 of the Clean Water Act (“CWA”). Section 301 of the CWA prohibits the discharge of pollutants into waters of the United States except as in compliance with section 404 of the CWA. Section 404 authorizes the Unites States Army Corps of Engineers to issue permits allowing discharges of dredged or fill material into waters of the United States. The violations were the result of Company’s construction activities that took place in 2008. These activities discharged dredged or fill materials into water of the United States without authorization. The Order describes actions necessary for the Company to achieve compliance with sections 301 and 404 of the CWA.  The Company has responded to the EPA and, through its efforts to satisfy the requirements levied by the State of Colorado, Department of Natural Resources, Division of Reclamation, Mining and Safety (“CDRMS”). The Company is seeking approval from CDRMS and EPA to execute a remediation plan that will satisfy the requirements of the Order. There is the possibility of additional civil penalties and the Company is hopeful that its remediation efforts will satisfy the actions necessary to achieve compliance with the Order and avoid additional civil penalties. The Company is in the process of preparing a response to the EPA and does not expect the costs of the remediation effort or potential regulatory penalties to be significant.

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

NOTE 9 - STOCK COMPENSATION

On February 3, 2012, the Company adopted a 2012 Incentive Compensation Plan. The Plan allows for a total of 4,700,000 options to be granted.

The Company recognizes the fair value of share-based payments over the service or vesting periods of the awards. Compensation expense related to options granted totaled $383,070 and $0 for the three months ended May 31, 2012 and 2011, respectively, and $383,070 for the period from October 5, 2005 (inception) through May 31, 2012. Measured, but unrecognized stock-based compensation expense at May 31, 2012 was $1,125,004 which is expected to be recognized as expense by June 30, 2015.

Stock option activity and related information for the three months ended May 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at February, 2012	-	$ -	$ -
Granted	4,100,000	0.37
Exercised	-	-
Forfeited	-	-
Outstanding at May 31, 2012	4,100,000	0.37	-

Vested at May 31, 2012	750,000	0.37

Outstanding options had $0 intrinsic value at May 31, 2012 due to the exercise price being greater than the value of the Company’s common stock at such date.

NOTE 10 - SUBSEQUENT EVENTS

In July 2012, the Company received the second $200,000 installment of a $600,000 note that the Company entered into with Sarasota Varca II, LLC (See Note 6).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

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

We reported this share exchange transaction on a Current Report on Form 8-K, which was filed with the U.S. Securities and Exchange Commission ("SEC") on November 2, 2011 (the "Report").  The disclosure in the Report included consolidated financial statements of Wildcat for the fiscal year ended February 28, 2011 and 2010 and for the three and six months ended August 31, 2011 and 2010.  The Report also included pro-forma financial statements of Varca and Wildcat as if the Share Exchange had occurred as of August 31, 2011.

The following discussion of our financial condition, changes in financial condition, and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (October 5, 2005) to May 31, 2012 and the three months ended May 31, 2012 and 2011, together with the notes thereto included in this Form 10-Q.

Results of Operations

We did not earn any revenues for the three months ended May 31, 2012 or 2011 or for the period from inception on October 5, 2005 to May 31, 2012. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended May 31, 2012, we have incurred a total operating expense in the amount of $823,335 which mainly consists of $250,954 of exploration and development costs and $568,220 of general and administrative expense. Exploration and development efforts include water well drilling, engineering services in support of permit requirements, geo-tech drilling, portal wall stabilization, and site clean-up. For the three months ended May 31, 2011, we incurred operating expenses in the amount of $287,401, which is mainly comprised of $91,758 of exploration and development costs and $190,824 of general and administrative expense. Exploration and development efforts include engineering services in support of permit requirements.

We incurred total operating expenses in the amount of $6,713,570 from inception on October 5, 2005 through May 31, 2012.  These operating expenses consists mainly of exploration and development costs and general and administrative expenses.

For the three months ended May 31, 2012 and 2011, we have incurred total interest expense in the amount of $20,638  and $38,993 respectively. The decrease of interest expenses is mainly due to the decrease in outstanding interest bearing debt for the three month ended May 31, 2012 compared to the three months ended May 31, 2011.

Liquidity and Capital Resources

Cash flows used for operations were $409,643 during the three months ended May 31, 2012, compared to net cash used for operations of $229,332 during the prior year period. The increase in cash used in operations is primarily due to exploration and development activities to prepare the mining site for ore removal.

Net cash used in investing activities for the three months ended May 31, 2012 was $0, compared to net cash used in investing activities of $8,288 for the three months ended May 31, 2011. Generally, all costs of exploration and development of our properties are expensed until such time as we determine the properties have commercially mineable reserves.  Net cash used in investing activities for the three months ended May 31, 2011 was for the purchase of mining rights and properties.

Cash provided by financing activities was $200,000 and $266,500 for the three months ended May 31, 2012 and 2011, respectively. During the three months ended May 31, 2012, we received proceeds from related party convertible notes payable of $200,000. During the three months ended May 31, 2011, we received proceeds from notes and convertible notes of $160,000 from unrelated third parties, $92,500 from related parties and $20,000 from issuance of common stock.

As at May 31, 2012, we had a cash balance of $121,488 and a working capital deficit of $746,684.

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

Going Concern Consideration

The report of our independent registered accounting firm for the period ended February 29, 2012 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2013.

Off-Balance Sheet Agreements

As of May 31, 2012, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

Not required under Regulation S-K for “smaller reporting companies”.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to our inability to sufficiently segregate duties as a result of a small number of personnel in the Company and the fact that we do not have an audit committee in place.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 9, 2012, we granted Incentive Stock Option awards to our officers, directors and employees covering an aggregate of 4,100,000 shares of common stock pursuant to our 2012 Incentive Compensation Plan.  The exercise price for each option is $0.37 per share.  Depending on the individual, options begin to vest in one year up to four years and all options expire in ten years from the date of issuance or three months from termination of employment.  Each of the stock option awards were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Rule 701 promulgated thereunder in that the securities were offered and sold either pursuant to written compensatory benefit plans or contracts relating to compensation.

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

10.25	Settlement Agreement between Wildcat Mining Corporation R2 dated November 4, 2011***

10.26	Public Relations Agreement between Varca and American Business Writer dated November 8, 2011***

10.27	Loan Agreement by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.28	Subordinated Secured Promissory Note by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.29	Deed of Trust executed by Wildcat Mining Corporation for the benefit of Sarasota Varca Associates, LLC, dated January 28, 2012****

10.30	Perpetual Non-Participating Production Royalty Deed by and between Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.31	2012 Incentive Compensation Plan *****

10.32	Loan Agreement by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca LLC, dated June 22, 2012.******

10.33	Secured Promissory Note by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca II LLC, dated June 22, 2012.******

10.34	Security Agreement executed by Varca Ventures, Inc. and Wildcat Mining Corporation on June 21, 2012. ******

10.35	Collateral Assignment of Permits and Contracts Rights executed by Varca Ventures, Inc. and Wildcat Mining Corporation, dated June 22, 2012. ******

10.36	Perpetual Non-Participating Production Royalty Deed executed by Wildcat Mining Corporation for the benefit of Sarasota Varca II LLC on June 21, 2012.******

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*******

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*******

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *******

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *******

_________________________

*	Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on November 2, 2011.
**	Incorporated herein by reference to Varca Ventures' Registration Statement on Form S-1 filed with the SEC on May 5, 2010.
***	Incorporated herein by reference to Varca Ventures’ Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011.
****	Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on February 2, 2012.
*****	Incorporated herein by reference to Varca Ventures’ Annual Report on Form 10-K for the fiscal year ended February 29,2012.
******	Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on June 28, 2012.
*******	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARCA VENTURES, INC.
(Registrant)

Dated: July 16, 2012	By:	/s/ Roger Tichenor
Roger Tichenor
Chief Executive Officer
(Principal Executive Officer)

Dated: July 16, 2012	By:	/s/ Paul Serluco
Paul Serluco
Chief Financial Officer
(Principal Financial and Accounting Officer)

ITEM 6.  EXHIBIT INDEX

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

10.25	Settlement Agreement between Wildcat Mining Corporation R2 dated November 4, 2011***

10.26	Public Relations Agreement between Varca and American Business Writer dated November 8, 2011***

10.27	Loan Agreement by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.28	Subordinated Secured Promissory Note by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.29	Deed of Trust executed by Wildcat Mining Corporation for the benefit of Sarasota Varca Associates, LLC, dated January 28, 2012****

10.30	Perpetual Non-Participating Production Royalty Deed by and between Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.31	2012 Incentive Compensation Plan *****

10.32	Loan Agreement by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca LLC, dated June 22, 2012.******

10.33	Secured Promissory Note by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca II LLC, dated June 22, 2012.******

10.34	Security Agreement executed by Varca Ventures, Inc. and Wildcat Mining Corporation on June 21, 2012. ******

10.35	Collateral Assignment of Permits and Contracts Rights executed by Varca Ventures, Inc. and Wildcat Mining Corporation, dated June 22, 2012. ******

10.36	Perpetual Non-Participating Production Royalty Deed executed by Wildcat Mining Corporation for the benefit of Sarasota Varca II LLC on June 21, 2012.******

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*******

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*******

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *******

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *******

_________________________

*	Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on November 2, 2011.
**	Incorporated herein by reference to Varca Ventures' Registration Statement on Form S-1 filed with the SEC on May 5, 2010.
***	Incorporated herein by reference to Varca Ventures’ Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011.
****	Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on February 2, 2012.
*****	Incorporated herein by reference to Varca Ventures’ Annual Report on Form 10-K for the fiscal year ended February 29,2012.
******	Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on June 28, 2012.
*******	Filed herewith.