Form 10-Q
period 2012-08-31
Varca Ventures, Inc.
filed 2012-10-15
CIK 1490700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

(941) 951- 0787

(Registrant’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No X

The number of shares of registrant’s common stock, $0.0001 par value, outstanding as of October 15, 2012 is 70,248,447.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Varca Ventures, Inc. and Subsidiary

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

	August 31,	February, 29
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$9,099	$331,131
Prepaid expenses	1,667	1,667
Total current assets	10,766	332,798
Mining properties and rights	793,809	791,190
Property and equipment, net	37,052	45,372
Deposit for reclamation bonds	204,562	204,562
Total assets	$1,046,189	$1,373,922

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$727,596	$610,167
Accounts payable, related parties	277,500	187,500
Accrued liabilities	59,153	24,148
Accrued interest, related parties	10,623	-
Convertible notes payable, short-term, related party, net	4,587	-
Notes payable, short-term, related parties	20,000	-
Notes payable, related party, current maturities	400,000	-
Total current liabilities	1,499,459	821,815
Long term liabilities:
Convertible notes payable, related party, net	330,626	-
Notes payable, long-term	425,000	425,000
Notes payable, related party	-	400,000
Asset retirement obligation	204,562	204,562
Total long-term liabilities	960,188	1,029,562
Total liabilities	2,459,647	1,851,377

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 70,213,447 and 70,198,447 shares issued and outstanding, respectively	7,021	7,020
Additional paid-in capital	6,288,122	5,635,109
Deficit accumulated during the exploration stage	(7,708,601)	(6,119,584)
Total stockholders’ deficit	(1,413,458)	(477,455)

Total liabilities and stockholders’ deficit	$1,046,189	$1,373,922

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Varca Ventures, Inc. and Subsidiary

(An Exploration Stage Company)

Consolidated Statements of Operations

For the Three and Six Months Ended August 31, 2012 and 2011 and For the Period

From October 5, 2005 (Inception) through August 31, 2012

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from October 5, 2005 (Inception) to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-
Operating Expenses:
Exploration and development expenses	291,287	71,921	542,241	163,675	2,815,857
Depreciation	4,159	3,503	8,320	8,322	118,007
Impairment of property and equipment	-	-	-	-	25,129
General and administrative	412,604	225,614	980,824	416,439	4,462,627
Total operating expenses	708,050	301,038	1,531,385	588,436	7,421,620

Operating loss	(708,050)	(301,038)	(1,531,385)	(588,436)	$(7,421,620)

Other Income (Expenses)
Interest income	161	219	545	1,192	6,273
Interest expense	(37,539)	(47,407)	(58,177)	(86,400)	(293,254)
Total other income (expense)	(37,378)	(47,188)	(57,632)	(85,208)	(286,981)

Net loss	$(745,428)	$(348,226)	$(1,589,017)	$(673,644)	$(7,708,601)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	70,200,077	36,912,542	70,199,262	36,344,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Varca Ventures, Inc. and Subsidiary

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

Six Months Ended August 31, 2012 and 2011 and For the Period

From October 5, 2005 (Inception) through August 31, 2012

(Unaudited)

	For the Six Months Ended		October 5, 2005 (Inception) through
	August 31, 2012	August 31, 2011	August 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,589,017)	$(673,644)	$(7,708,601)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	8,320	8,322	118,007
Amortization of debt discount	11,213	-	11,213
Impairment of property and equipment	-	-	25,129
Stock-based compensation	567,014	-	1,478,159
Stock issued for interest expense - related parties	-	-	95,873
Stock issued for interest expense	-	1,840	46,349
Changes in operating assets and liabilities:
Prepaid expenses	-	-	333
Accounts payable and accrued liabilities	149,815	82,569	950,725
Accounts payable and accrued liabilities - related parties	100,623	90,000	288,123
Net cash used in operating activities	(752,032)	(490,913)	(4,694,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, and equipment	-	-	(158,188)
Deposits paid for reclamation bonds	-	-	(142,869)
Purchase of mining rights and property	-	(8,288)	(23,288)
Cash acquired from reverse merger	-	-	207
Net cash used in investing activities	-	(8,288)	(324,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	160,000	160,000
Payments on notes payable	-	(10,000)	(182,000)
Proceeds from notes payable - related parties	20,000	-	420,000
Proceeds from convertible notes payable	-	300,000	485,000
Proceeds from convertible notes payable - related parties	410,000	92,500	1,267,500
Contributed capital	-	-	1,806,427
Proceeds from issuance of common stock	-	20,000	1,071,000
Net cash provided by financing activities	430,000	562,500	5,027,927

Net increase (decrease) in cash and cash equivalents	(322,032)	63,299	9,099
Cash and cash equivalents at beginning of period	331,131	5,037	-
Cash and cash equivalents at end of period	$9,099	$68,336	$9,099

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Varca Ventures, Inc. and Subsidiary

(An Exploration Stage Company)

Consolidated Statements of Cash Flows (Continued)

Six Months Ended August 31, 2012 and 2011 and For the Period

From October 5, 2005 (Inception) through August 31, 2012

(Unaudited)

	For the Six Months Ended		October 5, 2005 (Inception) through
	August 31, 2012	August 31, 2011	August 31, 2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest	$31,171	$13,813	$124,026
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Notes assumed for mining properties and rights	$-	$-	$450,000
Accounts payable assumed for mining properties and rights	$-	$-	$20,000
Note assumed for property and equipment	$-	$-	$22,000
Accrued liabilities converted into common stock	$-	$-	$190,000
Notes payable converted into common stock	$-	$32,500	$1,380,283
Issuance of redeemable preferred stock for mining rights	$-	$-	$80,000
Beneficial convertible feature of convertible notes	$86,000	-	$86,000
Conversion of preferred stock	$-	$-	$80,000
Accrued but unpaid mining properties and rights	$2,619	$2,888	$15,959
Increase in mining properties and rights and asset retirement
obligations	$-	$-	$204,562
Contributed capital for reclamation bonds	$-	$-	$61,693
Prepaid assets acquired and accrued liabilities assumed in
reverse merger transaction	$-	$-	$848

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Varca Ventures, Inc. and Subsidiary
(An Exploration Stage Company)
Notes to the consolidated financial statements
August 31, 2012
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited interim consolidated financial statements of Varca Ventures, Inc. (“Varca”) and its subsidiary (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In management's opinion, all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the three and six months ended August 31, 2012 are not necessarily indicative of results for the full fiscal year.

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

Mineral Properties, Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition of mineral rights and claims are capitalized upon acquisition.   Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. The Company is in the process of obtaining and securing required regulatory permits, the cost of which is expensed as incurred.  To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs are based upon expected future cash flows and/or estimated salvage value As of August 31, 2012, the Company had recorded no impairment charges related to its mining properties and rights.

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

Deposit for Reclamation Bonds

The Company’s mining exploration and operations are subject to reclamation and remediation requirements.  Minimum standards have been established by various governmental agencies.  The Company is required to post bonds with the State of Colorado in an amount determined by the Division of Reclamation, Mining and Safety for reclamation of the Company’s mineral properties located within in the state.   The liability for reclamation is classified as noncurrent based on the expected timing of expenditures and the bonds are backed by restricted cash deposits. The reclamation bond earns minimal interest.

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

Earnings Per Share Information

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS includes the potential dilutive effect of common stock equivalents and other instruments convertible into shares of the Company’s common stock outstanding during the period using the treasury stock method for any stock options or warrants, and the ‘if converted’ method for any convertible debt or convertible preferred stock.  In periods when losses are reported, which is the case for all periods presented in these financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of August 31, 2012, there were 2,483,333 potentially issuable shares.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and notes payable.  The Company believes the carrying value of cash and accounts payable approximates fair value given their short-term nature.  The Company believes the carrying value of its notes payable approximates fair value due to their secured nature and the relatively short-term to maturity.

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

NOTE 3 - GOING CONCERN

In the course of the Company’s permitting approval and mining activities, the Company has sustained losses and expects such losses to continue unless and until the Company can achieve net operating revenues.  Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company currently has no revenue from operations and has incurred cumulative net losses of $7,708,601 since its inception.

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

NOTE 4 - INVESTMENT IN MINING PROPERTIES AND RIGHTS

On February 8, 2011, James M. Clements, a former director and chairman of the board of directors of the Company, conveyed his rights to all mining claims and property interests in the California Mining District of La Plata County, Colorado (such property commonly known as the “Idaho Property”) for 40,000 shares of the Company’s Series A Preferred Stock valued at its stated value, or $80,000, and the Company’s assumption of an underlying note payable in the amount of $425,000 to an unrelated party.  The Series A Preferred Stock was converted into Wildcat’s common stock before the Share Exchange. In addition, the Company agreed to pay the note holder $20,000 of loan modification fees and interest totaling $8,286 before March 21, 2011 and issued a $25,000 secured convertible note which is convertible into 12,500 shares of Series A Preferred Stock.  The Company capitalized a total of $550,000 related to the acquisition of the rights associated with the Idaho Property.

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

The Mayday lease also accrues royalty payments in advance of production based on a formula which is adjusted by the United States Department of Labor Consumer Price Index for All Urban Consumers.  (“CPI-U”), with the base month of June, 2006.  The accrued royalty is $15,959 and $13,340 as of August 31, 2012 and February 29, 2012, respectively.

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

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	Estimated Useful Life (years)	August 31, 2012	February 29, 2012
Machinery and equipment	5	$156,044	$156,044
Computer equipment	3	1,354	1,354
Vehicles	5	8,000	8,000
Furniture	5	14,790	14,790
		180,188	180,188
Less: accumulated depreciation and impairment		(143,136)	(134,816)
		$37,052	$45,372

Depreciation expense totaled $8,320 and $8,322 for the six months ended August 31, 2012 and 2011 respectively.

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

On August 22, 2012, the Company issued a convertible promissory note to one of its directors for proceeds of $10,000. The note is due on November 22, 2012 and accrues interest at 6% per annum. The note is convertible into the Company’s common stock at $0.10 per share. The Company recorded a beneficial conversion feature of $6,000 on August 22, 2012 and amortized debt discount of $587 during the three and six months ended August 31, 2012.

In June 2012, the Company entered into a loan agreement with Sarasota Varca II, LLC, a company managed by one of the Company’s directors, and issued a subordinated note totaling $600,000. In connection with execution of the loan agreement, the Company will receive proceeds in three installments of $200,000 each (totaling $600,000). The first installment was received in May 2012, the second installment was received in July 2012 and the remaining installment was received in September 2012. The note accrues interest at the rate of 10% per annum.  Interest is to be paid the earlier of: (i) within 30 days of receipt of net revenue from the Company’s mining operations at the real property interests located in La Plata County, Colorado (the “Site”) or (ii) no later than December 1, 2012 and continue monthly until the earlier of (a) December 1, 2013; or (b) 30 days after the date when all subsurface ore stockpiles at the site have been removed and milled (“the Maturity Date”). The entire principal amount of the note and all accrued and unpaid interest thereon is due and payable in full on or before the Maturity Date.  The Company has the option to repay, without penalty, the entire principal amount of the note and all accrued and unpaid interest at any time prior to the maturity date upon 45 days prior written notice. Under the terms of the note, Sarasota Varca II, LLC also has the option to be repaid in milled gold in lieu of cash, at a 20% discount from price offered by an independent mill, up to the principal amount of the note and accrued interest. Sarasota Varca II, LLC also has the option to convert part or all of the balloon payment due on the Maturity Date into shares of common stock of Varca at a conversion rate of $0.25 per share. The Company recorded a beneficial conversion feature of $80,000 upon the receipt of the proceeds and amortized debt discount of $10,626 during the three and six months ended August 31, 2012. The note was amended on September 18, 2012 to modify the conversion feature from being convertible into common stock at $0.25 per share to $0.10 per share.

In connection with the loans from Sarasota Varca II, the Company also entered into a security agreement and a collateral assignment of permits and contract rights which grant a security interest in the following collateral: (a) the surface and subsurface ore stockpiles located at the site as described in that certain overview for selected mineralized stockpiles on the site by David Gonzales dated May 25, 2012; (b) all minerals from the west wall of the main stope of May Day Level 1 as described in that certain overview for potential precious metal mineralization and mine operations on the site by David Gonzales dated August 31, 2012; and (c) all contracts and contract rights related to the Company’s mining operations. The Company also granted a perpetual non-participating production royalty deed of 1.5% of the net proceeds received from a purchaser, smelter or other processing facility on all minerals of every kind and character produced from all mining claims either owned or leased by the Company other than minerals contained in ore stockpiles that have been identified as of the date of the royalty deed.

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

In February 2011, the Company issued a $25,000 secured convertible promissory note to an investor. The note was secured by all of the Company’s assets and accrued interest at 12% per annum.  The payment of principal and interest was personally guaranteed by Mr. Clements who also pledged all of his shareholdings in the Company as security under the note agreement.   Principal and interest was originally due on August 31, 2012.  On October 5, 2011, the note, together with accrued interest of $1,875, were converted into 13,429 shares of Series A Preferred Stock and immediately following that conversion, the preferred shares were converted into 479,278 shares of common stock.

In May 2011, the Company issued a total of $300,000 of secured convertible promissory notes to three investors under the terms of its private debt offering memorandum dated February 11, 2011.   The debt bears interest at 12% per annum, is convertible into Series A Preferred Stock and matured on August 31, 2012. On October 5, 2011, the Notes, together with accrued interest of $14,300, were converted into 157,152 shares of Series A Preferred Stock and immediately following that conversion, the preferred shares were converted into 5,608,813 shares of common stock.

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

Related Party Notes Payable

On July 26, 2012, the Company issued two notes to its officers for proceeds totaling $20,000. These notes were not interest bearing and were due and repaid on September 5, 2012.

Related Party Long-Term Notes Payable

In January 2012, the Company entered into a loan agreement with Sarasota Varca Associates, LLC (“Sarasota”), a company managed by one of the Company’s directors, and issued a subordinated note totaling $400,000. The note accrues interest at the rate of 12% per annum and is due on July 31, 2013. The Company also granted Sarasota a production royalty for 1% of the net proceeds received from a purchaser, smelter or other processing facility. The Company has the option to repay the entire principal amount of the note and all accrued and unpaid interest at any time prior to the maturity date upon payment of a penalty of 5% of the principal amount of the loan. The note, and any additional notes up to the aggregate principal amount of the loan, is secured by a deed of trust dated January 28, 2012. The deed of trust creates a subordinated security interest in certain lode mining claims constituting substantially all of the properties owned by the Company. The deed of trust also secures senior indebtedness having an outstanding principal balance of $425,000, payable in full as a balloon payment in February 2014.

At the note holder’s option, on or before the last trading day of any month, the note holder may elect on a monthly basis to receive interest payments in common stock in lieu of cash, The number of shares issued will be equal to the average of the closing price of the Company’s common stock for the ten trading days ending 5 trading days after the note holder’s election.  In the event the note holder does not elect to receive common stock in lieu of cash for the interest payment by the last trading day of each month, then five days after the election period, the Company will pay interest due on the note in cash and the note holder will no longer have the option to receive cash in lieu of common stock. The balance of accrued interest at August 31, 2012 and February 29, 2012 was $0.

Scheduled maturities for all promissory notes are:

Period	Amount
Fiscal Year 2013	$ 30,000
Fiscal Year 2014	1,225,000
Total	$ 1,255,000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company entered into a six-month office lease with base rent of $1,000 per month, commencing October 7, 2011. On April 1, 2012, the Company renewed the lease agreement to continue the office lease on a month to month basis. The Company has no other leases other than those described in Note 4.

Effective October 7, 2011, the Company entered into employment agreements with three officers wherein two officers accrue a base salary of $7,500 per month to be paid only when the Company is in production and is profitable. One officer is to be paid $5,000 in cash each month. As of August 31, 2012 and February 29, 2012, the Company has a payable to its officers of $277,500 and $187,500, respectively.

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

During the six months ended August 31, 2012, the Company issued a third party 15,000 shares of common stock valued at $2,400 for services.

NOTE 9 - STOCK COMPENSATION

On February 3, 2012, the Company adopted a 2012 Incentive Compensation Plan. The Plan allows for a total of 4,700,000 options or common stock shares to be granted.

The Company recognizes the fair value of share-based payments over the service or vesting periods of the awards. Compensation expense related to options and common stock shares granted totaled $567,014 and $0 for the six months ended August 31, 2012 and 2011, respectively, and $1,478,159 for the period from October 5, 2005 (inception) through August 31, 2012. Measured, but unrecognized stock-based compensation expense at August 31, 2012 was $1,005,676 which is expected to be recognized as expense by June 30, 2015.

Stock option activity and related information for the six months ended August 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at February 29, 2012	-	$ -	$ -
Granted - April 9, 2012	4,100,000	0.37
Granted - July 10, 2012	250,000	0.25
Exercised	-	-
Forfeited	-	-
Outstanding at August 31, 2012	4,350,000	0.36	-

Vested at August 31, 2012	750,000	0.37

Outstanding options had $0 intrinsic value at August 31, 2012 due to the exercise price being greater than the value of the Company’s common stock at such date.

NOTE 10 - SUBSEQUENT EVENTS

In September 2012, the Company received the third and final $200,000 installment of a $600,000 note that the Company entered into with Sarasota Varca II, LLC. The note was also amended in September 2012 to modify the conversion feature from being convertible into common stock at $0.25 per share to $0.10 per share (see Note 6). The Company analyzed the transaction based on ASC 470 and concluded that the amendment resulted in a substantial modification of terms of the debt. Accordingly, the Company will recognize the amendment as an extinguishment of debt which provides that the fair value of the new debt agreement will be compared with the carrying value of the existing debt and a gain or loss on extinguishment be recognized.

On October 2, 2012, the Company issued 35,000 shares of common stock to a third party for services.

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

The following discussion of our financial condition, changes in financial condition, and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (October 5, 2005) to August 31, 2012 and the three and six months ended August 31, 2012 and 2011, together with the notes thereto included in this Form 10-Q.

Results of Operations

We did not earn any revenues for the three and six months ended August 31, 2012 or 2011 or for the period from inception on October 5, 2005 to August 31, 2012. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended August 31, 2012, we have incurred a total operating expense in the amount of $708,050 which mainly consists of $291,287 of exploration and development costs and $412,604 of general and administrative expense. Exploration and development efforts include water well drilling, engineering services in support of permit requirements, geo-tech drilling, portal wall stabilization, and site clean-up. For the three months ended August 31, 2011, we incurred operating expenses in the amount of $301,038, which is mainly comprised of $71,921 of exploration and development costs and $225,614 of general and administrative expense. Exploration and development efforts include engineering services in support of permit requirements.

For the six months ended August 31, 2012, we have incurred a total operating expense in the amount of $1,531,385 which mainly consists of $542,241 of exploration and development costs and $980,824 of general and administrative expense. Exploration and development efforts include water well drilling, engineering services in support of permit requirements, geo-tech drilling, portal wall stabilization, and site clean-up. For the six months ended August 31, 2011, we incurred operating expenses in the amount of $588,436, which is mainly comprised of $163,675 of exploration and development costs and $416,439 of general and administrative expense. Exploration and development efforts include engineering services in support of permit requirements.

We incurred total operating expenses in the amount of $7,421,620 from inception on October 5, 2005 through August 31, 2012.  These operating expenses consists mainly of exploration and development costs and general and administrative expenses.

For the three months ended August 31, 2012 and 2011, we have incurred total interest expense in the amount of $37,539  and $47,407 respectively. The decrease of interest expenses is mainly due to the decrease in average outstanding interest bearing debt for the three month ended August 31, 2012 compared to the three months ended August 31, 2011.

For the six months ended August 31, 2012 and 2011, we have incurred total interest expense in the amount of $58,177  and $86,400 respectively. The decrease of interest expenses is mainly due to the decrease in average outstanding interest bearing debt for the six months ended August 31, 2012 compared to the six months ended August 31, 2011.

Liquidity and Capital Resources

Cash flows used in operations were $752,032 during the six months ended August 31, 2012, compared to net cash used in operations of $490,913 during the prior year period. The increase in cash used in operations is primarily due to exploration and development activities to prepare the mining site for ore removal.

Net cash used in investing activities for the six months ended August 31, 2012 was $0, compared to net cash used in investing activities of $8,288 for the six months ended August 31, 2011. Generally, all costs of exploration and development of our properties are expensed until such time as we determine the properties have commercially mineable reserves.  Net cash used in investing activities for the six months ended August 31, 2011 was for the purchase of mining rights and properties.

Cash provided by financing activities was $430,000 and $562,500 for the six months ended August 31, 2012 and 2011, respectively. During the six months ended August 31, 2012, we received proceeds from related party convertible notes payable and notes payable of $410,000 and $20,000, respectively. During the six months ended August 31, 2011, we received proceeds from notes and convertible notes of $460,000, related party convertible notes of $92,500 and $20,000 from issuance of common stock.

As of August 31, 2012, we had a cash balance of $9,099 and a working capital deficit of $1,488,693.

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

Going Concern Consideration

Substantial doubt about our ability to continue as a going concern is raised due to the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2013.

Off-Balance Sheet Agreements

As of August 31, 2012, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

Not required under Regulation S-K for “small reporting companies”.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit	Description
2.1	Share Exchange Agreement, by and between Varca Ventures, Inc., Wildcat Mining Corporation and the stockholders of Wildcat Mining Corporation, dated October 7, 2011 *

2.2	Plan of Share Exchange by and among Varca Ventures, Inc. and Wildcat Mining Corporation, dated October 7, 2011*

3.1	Articles of Incorporation **

3.2	Bylaws **

3.3	Articles of Exchange, filed with the Secretary of State of the State of Nevada on October 7, 2011*

10.1	Employment Agreement with Roger Tichenor, dated October 7, 2011*

10.2	Employment Agreement with Randall Oser, dated October 7, 2011*

10.3	Employment Agreement with Paul Serluco, dated October 7, 2011*

10.4	Consulting Services Agreement by and between Wildcat Mining Corporation, Greenberg Traurig, LLP and CLC Associated, Inc., dated April 14, 2011*

10.5	Consulting Services Agreement by and between Wildcat Mining Corporation, Greenberg Traurig, LLP and EnviroGroup Limited, dated August 2, 2011*

10.6	Consulting Services Agreement between Wildcat Mining Corporation and EIS Solutions, Inc., dated November 10, 2010*

10.7	Consulting Services Agreement by and between Wildcat Mining Corporation, Greenberg Traurig, LLP and Geosyntec Consultants, Inc., dated March 23, 2011*

10.8	Independent Contractor Services Agreement between Wildcat Mining Corporation and George Robinson, dated November 24, 2010*

10.9	Sale and Purchase Agreement between Wildcat Mining Corporation and James M. Clements dated, February 8, 2011*

10.10	Mining Deed granted by James M. Clements to Wildcat Mining Corporation, dated February 8, 2011 *

10.11	Recreation Easement granted by Wildcat Mining Corporation to Aaron & Sharon Taylor, dated February 21, 2011*

10.12	Perpetual Non-Participating Production Royalty Deed granted by Wildcat Mining Corporation to Aaron & Sharon Taylor, dated February 21, 2011*

10.13	Promissory Note assumed by Wildcat Mining Corporation and payable to Old Idaho Properties, LLC, dated November 27, 2006*
10.14	Deed of Trust assumed by Wildcat Mining Corporation for the benefit of Old Idaho Properties, LLC, dated November 27, 2006*

10.15	Modification of Promissory Note and Deed of Trust executed by Wildcat Mining Corporation and Old Idaho Properties, LLC, effective as of February 24, 2010*

10.16	Mining Lease between Wildcat Mining Corporation and Fairview Land Corp., dated June 1, 2006*

Exhibit	Description
10.17	Amendment and Ratification of Mining Lease between Wildcat Mining Corporation and Fairview Land Corp., dated June 1, 2006*

10.18	Loan Agreement for Subordinated Secured Promissory Notes of Wildcat Mining Corporation, dated March 21, 2011*

10.19	First Amendment to Loan Agreement for Subordinated Secured Promissory Notes of Wildcat Mining Corporation, dated May 24, 2011*

10.20	Form of Subordinated Secured Promissory Note of Wildcat Mining Corporation*

10.21	Deed of Trust executed by Wildcat Mining Corporation for the benefit of the holders of Wildcat Mining Corporation's Subordinated Secured Promissory Notes, dated March 21, 2011*

10.22	Office Lease Agreement with JJR Ringling Enterprises, LLC, dated October 7, 2011*

10.23	Stockpile Royalty Agreement by and among Wildcat Mining Corporation and the investors party thereto, dated October 7, 2011*

10.24

Declaration of Trust for the benefit of Varca Ventures, Inc., dated February 10, 2010 (Incorporated herein by reference to Varca Ventures' Registration Statement on Form S-1 filed with the SEC on May 5, 2010)*

10.25	Settlement Agreement between Wildcat Mining Corporation R2 dated November 4, 2011***

10.26	Public Relations Agreement between Varca and American Business Writer dated November 8, 2011***

10.27	Loan Agreement by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.28	Subordinated Secured Promissory Note by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.29	Deed of Trust executed by Wildcat Mining Corporation for the benefit of Sarasota Varca Associates, LLC, dated January 28, 2012****

10.30	Perpetual Non-Participating Production Royalty Deed by and between Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.31	2012 Incentive Compensation Plan *****

10.32	Loan Agreement by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca LLC, dated June 22, 2012.******

10.33	Secured Promissory Note by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca II LLC, dated June 22, 2012.******

10.34	Security Agreement executed by Varca Ventures, Inc. and Wildcat Mining Corporation on June 21, 2012. ******

10.35	Collateral Assignment of Permits and Contracts Rights executed by Varca Ventures, Inc. and Wildcat Mining Corporation, dated June 22, 2012. ******

10.36	Perpetual Non-Participating Production Royalty Deed executed by Wildcat Mining Corporation for the benefit of Sarasota Varca II LLC on June 21, 2012.******

Exhibit	Description

10.37	Employment Agreement with Michael Thompson dated July 18, 2012.*******

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002********

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002********

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 ********

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 ********

______________________

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

****

Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on February 2, 2012.

*****

Incorporated herein by reference to Varca Ventures’ Annual Report on Form 10-K for the fiscal year ended   February 29, 2012.

******

Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on June 28, 2012.

*******

Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on July 18, 2012.

********

Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARCA VENTURES, INC.
(Registrant)

Dated: October 15, 2012	By:	/s/ Roger Tichenor
Roger Tichenor
Chief Executive Officer
(Principal Executive Officer)

Dated: October 15, 2012	By:	/s/ Paul Serluco
Paul Serluco
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Share Exchange Agreement, by and between Varca Ventures, Inc., Wildcat Mining Corporation and the stockholders of Wildcat Mining Corporation, dated October 7, 2011 *

2.2	Plan of Share Exchange by and among Varca Ventures, Inc. and Wildcat Mining Corporation, dated October 7, 2011*

3.1	Articles of Incorporation **

3.2	Bylaws **

3.3	Articles of Exchange, filed with the Secretary of State of the State of Nevada on October 7, 2011*

10.1	Employment Agreement with Roger Tichenor, dated October 7, 2011*

10.2	Employment Agreement with Randall Oser, dated October 7, 2011*

10.3	Employment Agreement with Paul Serluco, dated October 7, 2011*

10.4	Consulting Services Agreement by and between Wildcat Mining Corporation, Greenberg Traurig, LLP and CLC Associated, Inc., dated April 14, 2011*

10.5	Consulting Services Agreement by and between Wildcat Mining Corporation, Greenberg Traurig, LLP and EnviroGroup Limited, dated August 2, 2011*

10.6	Consulting Services Agreement between Wildcat Mining Corporation and EIS Solutions, Inc., dated November 10, 2010*

10.7	Consulting Services Agreement by and between Wildcat Mining Corporation, Greenberg Traurig, LLP and Geosyntec Consultants, Inc., dated March 23, 2011*

10.8	Independent Contractor Services Agreement between Wildcat Mining Corporation and George Robinson, dated November 24, 2010*

10.9	Sale and Purchase Agreement between Wildcat Mining Corporation and James M. Clements dated, February 8, 2011*

10.10	Mining Deed granted by James M. Clements to Wildcat Mining Corporation, dated February 8, 2011 *

10.11	Recreation Easement granted by Wildcat Mining Corporation to Aaron & Sharon Taylor, dated February 21, 2011*

10.12	Perpetual Non-Participating Production Royalty Deed granted by Wildcat Mining Corporation to Aaron & Sharon Taylor, dated February 21, 2011*

10.13	Promissory Note assumed by Wildcat Mining Corporation and payable to Old Idaho Properties, LLC, dated November 27, 2006*
10.14	Deed of Trust assumed by Wildcat Mining Corporation for the benefit of Old Idaho Properties, LLC, dated November 27, 2006*

10.15	Modification of Promissory Note and Deed of Trust executed by Wildcat Mining Corporation and Old Idaho Properties, LLC, effective as of February 24, 2010*

10.16	Mining Lease between Wildcat Mining Corporation and Fairview Land Corp., dated June 1, 2006*

Exhibit	Description
10.17	Amendment and Ratification of Mining Lease between Wildcat Mining Corporation and Fairview Land Corp., dated June 1, 2006*

10.18	Loan Agreement for Subordinated Secured Promissory Notes of Wildcat Mining Corporation, dated March 21, 2011*

10.19	First Amendment to Loan Agreement for Subordinated Secured Promissory Notes of Wildcat Mining Corporation, dated May 24, 2011*

10.20	Form of Subordinated Secured Promissory Note of Wildcat Mining Corporation*

10.21	Deed of Trust executed by Wildcat Mining Corporation for the benefit of the holders of Wildcat Mining Corporation's Subordinated Secured Promissory Notes, dated March 21, 2011*

10.22	Office Lease Agreement with JJR Ringling Enterprises, LLC, dated October 7, 2011*

10.23	Stockpile Royalty Agreement by and among Wildcat Mining Corporation and the investors party thereto, dated October 7, 2011*

10.24

Declaration of Trust for the benefit of Varca Ventures, Inc., dated February 10, 2010 (Incorporated herein by reference to Varca Ventures' Registration Statement on Form S-1 filed with the SEC on May 5, 2010)*

10.25	Settlement Agreement between Wildcat Mining Corporation R2 dated November 4, 2011***

10.26	Public Relations Agreement between Varca and American Business Writer dated November 8, 2011***

10.27	Loan Agreement by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.28	Subordinated Secured Promissory Note by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.29	Deed of Trust executed by Wildcat Mining Corporation for the benefit of Sarasota Varca Associates, LLC, dated January 28, 2012****

10.30	Perpetual Non-Participating Production Royalty Deed by and between Wildcat Mining Corporation and Sarasota Varca Associates, LLC, dated January 28, 2012****

10.31	2012 Incentive Compensation Plan *****

10.32	Loan Agreement by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca LLC, dated June 22, 2012.******

10.33	Secured Promissory Note by and between Varca Ventures, Inc., Wildcat Mining Corporation and Sarasota Varca II LLC, dated June 22, 2012.******

10.34	Security Agreement executed by Varca Ventures, Inc. and Wildcat Mining Corporation on June 21, 2012. ******

10.35	Collateral Assignment of Permits and Contracts Rights executed by Varca Ventures, Inc. and Wildcat Mining Corporation, dated June 22, 2012. ******

10.36	Perpetual Non-Participating Production Royalty Deed executed by Wildcat Mining Corporation for the benefit of Sarasota Varca II LLC on June 21, 2012.******

Exhibit	Description

10.37	Employment Agreement with Michael Thompson dated July 18, 2012.*******

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002********

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002********

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 ********

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 ********

______________________

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

****

Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on February 2, 2012.

*****

Incorporated herein by reference to Varca Ventures’ Annual Report on Form 10-K for the fiscal year ended   February 29, 2012.

******

Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on June 28, 2012.

*******

Incorporated herein by reference to Varca Ventures' Form 8-K filed with the SEC on July 18, 2012.

********

Filed herewith.